Form 10-Q
period 1995-06-30
BERRY & BOYLE CLUSTER HOUSING PROPERTIES
filed 1995-08-10
CIK 726995

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to ________________

                          Commission File No. 0-13556

                   Berry and Boyle Cluster Housing Properties
                       (A California Limited Partnership)
             (Exact name of registrant as specified in its charter)

                        California 04-2817478 (State or
                     other jurisdiction of (I.R.S. Employer
                 incorporation or organization) Identification
                                      No.)

                    57 River St., Wellesley Hills, MA 02181
              (Address of principal executive offices) (Zip Code)

                                 (617) 237-0544
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___















                         PART I. FINANCIAL INFORMATION

                          Item 1. FINANCIAL STATEMENTS

                   BERRY AND BOYLE CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                ---------------

                                     ASSETS
                                    June 30,
                                                                                               1995        December 31,
                                                                                           (Unaudited)           1994
Property, at cost (Notes 2, 3, 5, and 6):
  Land                                                                                         $3,677,028        $3,677,028
  Buildings and improvements                                                                   14,067,756        14,067,756
  Equipment, furnishings and fixtures                                                           1,153,558         1,147,418

                                                                                               18,898,342        18,892,202
  Less accumulated depreciation                                                               (4,228,500)       (4,046,690)

                                                                                               14,669,842        14,845,512

Cash and cash equivalents (Notes 2 and 4)                                                         309,530           195,407
Short-term investments (Note 2)                                                                 1,244,368         1,393,930
Real estate tax escrows                                                                            30,299            51,805
Deposits and prepaid expenses                                                                       1,335             3,368
Deferred expenses, net of accumulated
  amortization of $116,692 and $97,242 (Note 2)                                                    77,799            97,249

         Total assets                                                                         $16,333,173       $16,587,271

                        LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable (Note 6)                                                                 8,758,475         8,818,891
Accounts payable and accrued expenses                                                             142,682           170,673
Due to affiliates (Note 8)                                                                          1,358            10,190
Rents received in advance                                                                              81            13,997
Tenant security deposits                                                                           60,375            62,760

         Total                                                                                  8,962,971         9,076,511
liabilities

Partners' equity (Note 7)                                                                       7,370,202         7,510,760

        Total liabilities and partners' equity                                                $16,333,173       $16,587,271








                   BERRY AND BOYLE CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                                                      ---------------

                                                                              Three Months Ended          Six Months Ended
                                                                         June 30,                             June 30,
                                                          1995              1994               1995              1994
                                                          ----              ----               ----              ----
Revenue:
  Rental income                                             $660,494          $610,916         $1,293,814        $1,224,698
  Interest income                                             22,145            13,385             43,837            25,511
  Other income                                                26,124            15,829             50,094            28,634

        Total revenue                                        708,763           640,130          1,387,745         1,278,843

Expenses:
  General and administrative (Note 8)                         50,028            42,841             95,625            82,687
  Operations                                                 301,475           256,682            557,407           472,784
  Depreciation and amortization                              100,630           100,311            201,259           200,620
  Interest                                                   200,152           202,815            400,993           406,260

        Total expenses                                       652,285           602,649          1,255,284         1,162,351

Net income (loss)                                            $56,478           $37,481           $132,461          $116,492

Net income (loss) allocated to:
  General Partners                                            $2,824            $1,874             $6,623            $5,825

  Per unit of Investor Limited
    Partner interest:
       32,421 units issued                                      1.65              1.10               3.88              3.41










                   BERRY AND BOYLE CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                  (Unaudited)
                                                      ---------------

                                                                                             Investor           Total
                                                                           General           Limited          Partners'
                                                                          Partners           Partners           Equity

Balance at December 31, 1993                                                 (141,908)          7,997,454         7,855,546

Cash distributions                                                            (30,288)          (575,474)         (605,762)

Net income                                                                      13,049            247,927           260,976

Balance at December 31, 1994                                                 (159,147)          7,669,907         7,510,760

Cash distributions                                                            (13,651)          (259,368)         (273,019)

Net income                                                                       6,623            125,838           132,461

Balance at June 30, 1995                                                    ($166,175)         $7,536,377        $7,370,202















                   BERRY AND BOYLE CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                Increase (decrease) in cash and cash equivalents
                                  (Unaudited)
                                                       -------------
                                                                                                          Six Months Ended
                                                                                                              June 30,
                                                                                               1995              1994
                                                                                               ----              ----
Cash flows from operating activities:
  Interest received                                                                               $25,314           $28,054
  Cash received from rents                                                                      1,277,513         1,209,137
  Cash received from other income                                                                  50,094            28,634
  Administrative expenses                                                                       (120,909)         (105,035)
  Rental operations expenses                                                                    (547,209)         (470,849)
  Interest paid                                                                                 (401,223)         (406,470)

Net cash provided by operating activities                                                         283,580           283,471

Cash flows from investing activities:
  Purchase of fixed assets                                                                        (6,140)         -
  Cash (paid for) received from short-term investments                                            168,085           133,029

Net cash provided (used) by investing activities                                                  161,945           133,029

Cash flows from financing activities:
  Distributions to partners                                                                     (273,019)         (349,806)
  Deposits and prepaid expenses                                                                     2,033              (95)
  Principal payments on mortgage notes payable                                                   (60,416)          (55,142)

Net cash provided (used) by financing activities                                                (331,402)         (405,043)

Net increase (decrease) in cash and cash equivalents                                              114,123            11,457

Cash and cash equivalents at beginning of period                                                  195,407           201,157

Cash and cash equivalents at end of period                                                       $309,530          $212,614








                   BERRY AND BOYLE CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents
                                  (Unaudited)
                                                       -------------

Reconciliation   of  net  income  (loss)  to  net  cash  provided  by  operating activities:

                                                                                                          Six Months Ended
                                                                                                              June 30,
                                                                                               1995              1994
                                                                                               ----              ----
Net income (loss)                                                                                $132,461          $116,492
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                                                                   201,259           200,620
Change in assets and liabilities net of effects
  from investing and financing activities:
    Decrease (increase) in real estate tax escrows                                                 21,506             9,944
    Decrease (increase) in accounts and interest receivable                                      (18,523)             2,513
    Increase (decrease) in accounts
      payable and accrued expenses                                                               (27,990)          (22,416)
    Increase (decrease) in due to affiliates                                                      (8,832)           (8,151)
    Increase (decrease) in rent received in advance                                              (13,916)           (9,551)
    Increase (decrease) in tenant security deposits                                               (2,385)           (5,980)

Net cash provided by operating activities                                                        $283,580          $283,471

1.  Organization of Partnership:

Berry and Boyle Cluster Housing Properties (a California Limited Partnership) (the "Partnership") was formed on August 8, 1983. The Partnership issued all of the General Partnership Interests to three General Partners in exchange for capital contributions aggregating $2,000. Stephen B. Boyle, Richard G. Berry, and Berry and Boyle Management (a California Limited Partnership) ("Management") are the General Partners. A total of 2,000 individual Limited Partners owning 32,421 units have contributed $16,210,500 of capital to the Partnership. At June 30, 1995, the total number of Limited Partners was 1,994. Except under certain limited circumstances, as defined in the Partnership Agreement, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

The accompanying consolidated financial statements present the activity of the Partnership for the six months ended June 30, 1995 and 1994. The information for these periods has not been examined by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for such periods.

The Partnership will continue until December 31, 2010, unless terminated earlier by the sale of all, or substantially all, of the assets of the Partnership, or otherwise in accordance with the provisions of Section 16 of the Partnership Agreement.

2.  Significant Accounting Policies:

         A.  Basis of Presentation

         The consolidated financial statements include the accounts of the Partnership and its subsidiaries: Sin Vacas Joint Venture (Sin Vacas), Autumn Ridge Joint Venture (Autumn Ridge) and Villa Antigua Joint Venture (Villa Antigua). All intercompany accounts and transactions have been eliminated in consolidation. The Partnership follows the accrual basis of accounting.

         B.  Cash and Cash Equivalents

         The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

At year end add footnote re: Cash Equivalents

         C.  Depreciation

         Depreciation is provided for by the use of the straight-line method over estimated useful lives as follows:

          Buildings and improvements                                   40 years
            Equipment, furnishings and fixtures                         5 years

         D.  Deferred Expenses

         Costs of obtaining the mortgages on the properties are being amortized over the term of the related mortgage notes payable using the straight-line method. Fees paid to certain of the property developers were amortized over the term of the services provided using the straight-line method. Any unamortized costs remaining at the date of a refinancing are expensed in the year of refinancing.

         E.  Offering Costs

         Costs in connection with the offering of Units were charged to Limited Partners' equity upon the sale of the related Units.

         F.  Income Taxes

         The Partnership is not liable for Federal or state income taxes because Partnership income or loss is allocated to the Partners for income tax purposes. If the Partnership's tax returns are examined by the Internal Revenue Service or state taxing authority and such an examination results in a change in Partnership taxable income (loss), such change will be reported to the Partners.

         G. Rental Income

         Leases require the payment of rent in advance, however, rental income is recorded as earned.

                                          .
3. Property

Property, at cost, consisted of the following at June 30, 1995:

                                          Initial Cost                                  Costs Capitalized
                                         to Partnership                             Subsequent to Acquisition

                                             Bldgs.          Equip.,                   Bldgs.        Equip.,
        Property                               and            Furn.                      and          Furn.
       Description            Land            Impr.          & Fixt.       Land         Impr.        & Fixt.
Villas at Sin Vacas,
  a 72-unit residential
  rental complex located
  in Tucson, Arizona           $799,913        $3,948,060       $344,615   $22,146         $75,678      $23,823

Autumn Ridge, a 96-unit
  residential rental
  complex located in
  Colorado Springs,
  Colorado                    1,242,061         5,981,166        380,288     -              81,889        4,313

Villa Antigua, an 88-unit
  residential rental
  complex located in
  Scottsdale, Arizona         1,610,646         3,942,388        376,709     2,262          38,575       23,810

                             $3,652,620       $13,871,614     $1,101,612   $24,408        $196,142      $51,946

Depreciation expense for the six months ended ended June 30, 1995 and 1994 and accumulated depreciation at June 30, 1995 and December 31, 1994 consisted of the following:
                                                       Accumulated Depreciation
                                Depreciation Expense     June 30,       Dec. 31,
                                1995           1994        1995           1994
Buildings and improvements     $175,848     $175,849    3,112,267     $2,936,419
Equipment, furn.and fixtures      5,962        5,322    1,116,233      1,110,271

                               $181,810     $181,171   $4,228,500     $4,046,690

Each of the properties is encumbered by a nonrecourse mortgage note payable (see Note 6).
                                          .

3. Property

Property, at cost, consisted of the following at June 30, 1995:

                                               Gross Amount At Which Carried
                                                   at Close of Period

                                             Bldgs.        Equip.,
        Property                            and           Furn.                         Accum.
       Description               Land          Impr.         & Fixt.         Total      Depr.
Villas at Sin Vacas,
  a 72-unit residential
  rental complex located
  in Tucson, Arizona           $822,059     $4,023,738       $368,438     $5,214,235     $1,327,906

Autumn Ridge, a 96-unit
  residential rental
  complex located in
  Colorado Springs,
  Colorado                    1,242,061      6,063,055        384,601      7,689,717      1,719,111

Villa Antigua, an 88-unit
  residential rental
  complex located in
  Scottsdale, Arizona         1,612,908      3,980,963        400,519      5,994,390      1,181,483

                             $3,677,028    $14,067,756     $1,153,558    $18,898,342     $4,228,500


4.  Cash and Cash Equivalents:

Cash and cash equivalents at June 30, 1995 and December 31, 1994 consisted of the following:


                                                 June 30,           December 31
                                                      1995                  1994
                                                 ---------             ---------
                  Cash on hand .....             $  27,786             $  19,992
                  Money market accounts            281,744               175,415
                                                 ---------             ---------

                                                  $309,530             $ 195,407


5.  Joint Venture and Property Acquisitions:

Sin Vacas

On October 25, 1985, the Partnership acquired a majority interest in the Sin Vacas Joint Venture, which owns and operates the Villas at Sin Vacas, a 72-unit residential property located in Tucson, Arizona. Since the Partnership owns a majority interest in the joint venture, the accounts and operations of the joint venture have been consolidated into those of the Partnership.

The Partnership made initial cash payments in the form of capital contributions totaling $2,458,507 and funded $398,949 of property acquisition costs which were treated as a capital contribution to the joint venture. Since completion of construction, the Partnership has made additional contributions totaling $119,757. At June 30, 1995, the total capital contributions and acquisition costs incurred were $2,558,527 and $418,686, respectively.

Net cash from operations (as defined in the joint venture agreement) is to be distributed as available to each joint venture partner quarterly as follows:

         First, to the Partnership, an amount equal to 8.75% per annum, noncumulative (computed daily on a simple noncompounded basis from the date of completion funding) of the Partnership's capital investment, as defined in the joint venture agreement;

         Second, the balance 70% to the Partnership and 30% to the co-venturer.

All losses from operations and depreciation for the joint venture are allocated 99% to the Partnership and 1% to the co-venturer.

All profits from operations, to the extent of cash distributions, shall first be allocated to the Partnership and co-venturer in the same proportion as the cash distribution. Any remaining profits are allocated 70% to the Partnership and 30% to the co-venturer.

In the case of certain capital transactions and distributions as defined in the joint venture agreement, the allocation of related profits, losses and cash distributions, if any, would be different than as described above and would be effected by the relative balances in the individual partners' capital accounts.

Autumn Ridge

On July 16, 1986, the Partnership acquired Autumn Ridge, a 96-unit residential property located in Colorado Springs, Colorado and simultaneously contributed the property to a joint venture comprised of the Partnership and an affiliate of the property developer. Since the Partnership owns a majority interest in the joint venture, the accounts and operations of the joint venture have been consolidated into those of the Partnership.

The Partnership made initial cash payments in the form of capital contributions totaling $3,819,397 and funded $546,576 of property acquisition costs which were treated as a capital contribution to the joint venture. Since completion of construction, the Partnership has made additional contributions totaling $314,097. At June 30, 1995 the total capital contributions and acquisition costs incurred were $4,182,595 and $497,475, respectively.

Net cash from operations (as defined in the joint venture agreement) is to be distributed as available to each joint venture partner quarterly as follows:

         First, to the Partnership, an amount equal to 8% per annum, noncumulative (computed daily on a simple noncompounded basis from the date of completion funding) of the Partnership's capital investment, as defined in the joint venture agreement;

         Second, the balance 82% to the Partnership and 18% to the co-venturer.

All losses from operations and depreciation for the joint venture are allocated 100% to the Partnership.

All profits from operations, to the extent of cash distributions, shall first be allocated to the Partnership and co-venturer in the same proportion as the cash distribution. Any remaining profits are allocated 82% to the Partnership and 18% to the co-venturer.

In the case of certain capital transactions and distributions as defined in the joint venture agreement, the allocation of related profits, losses and cash distributions, if any, would be different than as described above and would be effected by the relative balances in the individual partners' capital accounts.

Villa Antigua

On June 11, 1987, the Partnership acquired a majority interest in the Villa Antigua Joint Venture, which owns and operates Villa Antigua, an 88-unit residential property located in Scottsdale, Arizona. Since the Partnership owns a majority interest in the joint venture, the accounts and operations of the joint venture have been consolidated into those of the Partnership.

The Partnership made initial cash payments in the form of capital contributions totaling $2,494,677 and funded $381,729 of property acquisition costs which were treated as a capital contribution to the joint venture. Since completion of construction, the Partnership has made additional contributions totaling $60,832, $29,376 of which was contributed in 1992. At June 30, 1995, the total capital contributions and acquisition costs were $2,555,509 and $381,729, respectively.

Net cash from operations (as defined in the joint venture agreement) is to be distributed as available to each joint venture partner quarterly as follows:

         First, to the Partnership, an amount equal to 10% per annum, noncumulative (computed daily on a simple noncompounded basis from the date of completion funding) of the Partnership's adjusted capital investment, as defined in the joint venture agreement;

         Second, the balance 70% to the Partnership and 30% to the co-venturer.

All losses from operations and depreciation for the joint venture are allocated 99% to the Partnership and 1% to the co-venturer.

All profits from operations, to the extent of cash distributions, shall first be allocated to the Partnership and co-venturer in the same proportion as the cash distributions; however, if for any taxable year there are no cash distributions, profits are allocated 99% to the Partnership and 1% to the co-venturer.

In the case of certain capital transactions and distributions as defined in the joint venture agreement, the allocation of related profits, losses and cash distributions, if any, would be different than as described above and would be effected by the relative balances in the individual partners' capital accounts.

6.  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the nonrecourse mortgage notes payable outstanding at June 30, 1995 and December 31, 1994 which consisted of the following:
                                            June 30,                December 31,
                                                 1995                      1994
         Villas at Sin Vacas                $2,485,187                $2,502,323
         Autumn Ridge                        3,184,900                 3,206,886
         Villa Antigua                       3,088,388                 3,109,682
                                             ---------                 ---------

                                            $8,758,475                $8,818,891
                                             =========                 =========

Sin Vacas
On June 30, 1992, Villas at Sin Vacas refinanced its permanent loan using the proceeds of a new first mortgage loan in the amount of $2,575,000. Under the terms of the note, monthly principal and interest payments of $21,830, based on a fixed interest rate of 9.125%, are required over the term of the loan. The balance of the note will be due on July 15, 1997.

Autumn Ridge
On June 30, 1992, Autumn Ridge refinanced its permanent loan using the proceeds of a new first mortgage loan in the amount of $3,300,000. Under the terms of the note, monthly principal and interest payments of $27,976 are required over the term of the loan, based on a fixed interest rate of 9.125%. The balance of the note will be due on July 15, 1997.

Villa Antigua
On June 30, 1992, Villa Antigua refinanced its permanent loan using the proceeds of a new first mortgage loan in the amount of $3,200,000. Under the terms of the note, monthly principal and interest payments of $27,128, based on a fixed interest rate of 9.125%, are required over the term of the loan. The balance of the note will be due on July 15, 1997.

Interest accrued at June 30, 1995 and December 31, 1994 consisted of the following:

                                            June 30,                December 31,
                                                 1995                      1994
         Villas at Sin Vacas               $     9,449               $    9,514
         Autumn Ridge                           12,109                   12,193
         Villa Antigua                          11,742                   11,823

                                             $  33,300                $  33,530


The aggregate principal amounts of long term borrowings due during the calendar years 1995 through 1997, respectively, are as follows, $123,587, $135,348, and $8,559,930.

7.  Partners' Equity:

Under the terms of the Partnership Agreement profits are allocated 95% to the Limited Partners and 5% to the General Partners; losses are allocated 99% to the Limited Partners and 1% to the General Partners.

Cash distributions to the partners are governed by the Partnership Agreement and are made, to the extent available, 95% to the Limited Partners and 5% to the General Partners.

The allocation of the related profits, losses, and distributions, if any, would be different than described above in the case of certain events as defined in the Partnership Agreement, such as the sale of an investment property or an interest in a joint venture partnership.

8.  Related-Party Transactions:

Due to affiliates at June 30, 1995 and December 31, 1994 consisted of reimbursable costs payable to Berry and Boyle Inc., an affiliate of the General Partners, in the amounts of $1,358 and $10,190, respectively.

For the six months ended June 30, 1995 and 1994, general and administrative expenses included $36,006 and $33,585, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

The officers and principal shareholders of Evans Withycombe, Inc., the developer and property manager of the Villas at Sin Vacas and Villa Antigua properties and an affiliate of the co-venturers of those joint ventures, together hold a two and one half percent cumulative profit or partnership voting interest in Berry and Boyle, a California Limited Partnership ("Berry and Boyle"), which is the principal limited partner of Management. During the six months ended June 30, 1995 and 1994, $42,660 and $38,969, respectively, of property management fees were paid or accrued to Evans Withycombe, Inc.

Residential Services, the property manager of Autumn Ridge, is an affiliate of the General Partners of the Partnership. For the six months ended June 30, 1995 and 1994, $24,507 and $23,861, respectively, of property management fees were paid or accrued to Residential Services.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Liquidity and Capital Resources

In connection with its capitalization, the Partnership admitted investors who purchased a total of 32,421 Units aggregating $16,210,500. These offering proceeds, net of organizational and offering costs of $2,431,575, provided $13,778,925 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership expended $10,410,263 to (i) acquire its joint venture interests in the Sin Vacas Joint Venture, the Villa Antigua Joint Venture, and the Autumn Ridge Joint Venture, (ii) to pay acquisition expenses, including acquisition fees to one of the General Partners, and (iii) to pay certain costs associated with the refinancing of the Autumn Ridge permanent loan. The Partnership distributed $1,731,681 to the Limited Partners as a return of capital resulting from construction cost savings with respect to the Sin Vacas, Autumn Ridge and Villa Antigua projects and other excess offering proceeds. The remaining net proceeds of $1,636,981 were used to establish initial working capital reserves. These reserves may be used periodically to enable the Partnership to meet its various financial obligations including contributions to the various joint ventures that may be required. Through June 30, 1995, $184,258 cumulatively was contributed to the joint ventures for this purpose.

The working capital reserves of the Partnership consist of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. Thus far in 1995, the aggregate net decrease in working capital reserves was $35,439. This decrease resulted primarily from cash provided by operations of 283,580, offset by distributions to partners of $273,019 and $60,416 of principal payments on mortgage notes payable.

Property Status

Villas at Sin Vacas

As  of  June  30,  1995,  the  property  was  86%  occupied,   compared  to  94%
approximately one year ago. At June 30, 1995 and 1994, the market rents for the various unit types were as follows:

     Unit Type ...............................             1995             1994
----------------------------------------------           ------           ------
One bedroom one bath .........................           $  835           $  835
Two bedroom two bath .........................            1,050            1,050
Three bedroom two bath .......................            1,200            1,200

Autumn Ridge

As  of  June  30,  1995,  the  property  was  86%  occupied,   compared  to  92%
approximately one year ago. At June 30, 1995 and 1994, the market rents for the various unit types were as follows:

     Unit Type .............................              1995              1994
--------------------------------------------            ------            ------
One bedroom one bath .......................            $  885            $  885
Two bedroom two bath .......................             1,088             1,088

Villa Antigua

As  of  June  30,  1995,  the  property  was  94%  occupied,   compared  to  92%
approximately one year ago. At June 30, 1995 and 1994, the market rents for the various unit types were as follows:

     Unit Type ...............................             1995             1994
----------------------------------------------           ------           ------
One bedroom one bath .........................           $  720           $  695
Two bedroom two bath .........................              935              923
Three bedroom two bath .......................            1,050              970

Results of Operations

For the three months ended June 30, 1995, the Partnership recognized interest income earned on short term investments of $21,546 and administrative expenses of $44,700, as well as its share of the income or losses allocated from the Joint Ventures as follows:

                                               Sin          Autumn        Villa
                                              Vacas          Ridge       Antigua
Revenue ..............................      $200,503      $250,031      $236,683

Expenses:
  General and administrative .........         1,800         1,728         1,800
  Operations .........................       102,915       113,074        85,486
  Depreciation and amortization ......        28,958        42,530        29,142
  Interest ...........................        56,792        72,783        70,577
                                             190,465       230,115       187,005
Net loss .............................      $ 10,038      $ 19,916      $ 49,678

For the three months ended June 30, 1994, the Partnership recognized interest income earned on short term investments of $12,973 and administrative expenses of $37,512, as well as its share of the income or losses allocated from the Joint Ventures as follows:

                                               Sin          Autumn        Villa
                                              Vacas         Ridge       Antigua
Revenue ..............................      $188,781      $242,749      $195,627

Expenses:
  General and administrative .........         1,677         1,975         1,677
  Operations .........................        84,924        89,598        82,160
  Depreciation and amortization ......        28,849        42,364        29,098
  Interest ...........................        57,548        73,751        71,516
                                             172,998       207,688       184,451
Net loss .............................      $ 15,783      $ 35,061      $ 11,176

For the six months ended June 30, 1995, the Partnership recognized interest income earned on short term investments of $42,703 and administrative expenses of $84,929, as well as its share of the income or losses allocated from the Joint Ventures as follows:

                                              Sin          Autumn        Villa
                                            Vacas          Ridge        Antigua
Revenue ..............................      $200,503      $250,031      $236,683

Expenses:
  General and administrative .........         1,800         1,728         1,800
  Operations .........................       102,915       113,074        85,486
  Depreciation and amortization ......        28,958        42,530        29,142
  Interest ...........................        56,792        72,783        70,577
                                             190,465       230,115       187,005
Net loss .............................      $ 10,038      $ 19,916      $ 49,678

For the six months ended June 30, 1994, the Partnership recognized interest income earned on short term investments of $24,498 and administrative expenses of $72,327, as well as its share of the income or losses allocated from the Joint Ventures as follows:

                                              Sin          Autumn         Villa
                                             Vacas         Ridge         Antigua
Total revenue ........................      $372,480      $478,351      $403,514

Expenses:
  General and administrative .........         3,354         3,652         3,354
  Operations .........................       157,394       163,393       151,997
  Depreciation and amortization ......        57,697        84,728        58,195
  Interest ...........................       115,275       147,731       143,254
                                             333,720       399,504       356,800
Net income (loss) ....................      $ 38,760      $ 78,847      $ 46,714



Comparison of Operating Results for the Six Months Ended June 30, 1995 and 1994:

General and administrative expenses increased 15% due to increased legal expense and printing and mailing expense. Operating expenses increased 18% as a result of increases in repairs and maintenance, salaries and wages, and advertising and promotion.

Thus far in 1995, the Partnership has made the following cash distributions to its Partners:

                                    Feb. 15        May 15        Total
         Limited Partners          $137,789       $121,579     $259,368
         General Partners             7,252          6,399       13,651
                                   --------    -----------  -----------

                                   $145,041       $127,978     $273,019
                                    =======       ========     ========

                                             PART II-OTHER INFORMATION


ITEM 1.  Legal Proceedings
         Response:  None

ITEM 2.  Changes in Securities
         Response:  None

ITEM 3.  Defaults Upon Senior Securities
         Response:  None

ITEM 4.  Submission of Matters to a Vote of Security Holders
         Response:  None

ITEM 5.  Other Information
         Response:  None

ITEM 6.  Exhibits and Reports on Form 8-K
         Response:  None






                                                    SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              BERRY AND BOYLE CLUSTER HOUSING PROPERTIES
                                 (Partnership)

                                    BY:  BERRY AND BOYLE MANAGEMENT
                                            A General Partner

                                            BY:  BERRY AND BOYLE INC.
                               A General Partner



                             By: _________________________________
                                 James E. Glynn, Treasurer


Date:  August 9, 1995