Form 10-Q
period 1995-09-30
BERRY & BOYLE CLUSTER HOUSING PROPERTIES
filed 1996-01-23
CIK 726995

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

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

                          CONSOLIDATED BALANCE SHEETS

                                ---------------

                                     ASSETS
                                                                                          September 30,
                                                                                               1995        December 31,
                                                                                           (Unaudited)           1994
Property, at cost (Notes 2, 3, 5, and 6):
  Land                                                                                         $3,677,028        $3,677,028
  Buildings and improvements                                                                   14,067,756        14,067,756
  Equipment, furnishings and fixtures                                                           1,153,558         1,147,418

                                                                                               18,898,342        18,892,202
  Less accumulated depreciation                                                               (4,319,404)       (4,046,690)

                                                                                               14,578,938        14,845,512

Cash and cash equivalents (Notes 2 and 4)                                                         563,137           195,407
Short-term investments (Note 2)                                                                   985,896         1,393,930
Real estate tax escrows                                                                            60,584            51,805
Deposits and prepaid expenses                                                                       1,693             3,368
Deferred expenses, net of accumulated
  amortization of $116,692 and $97,242 (Note 2)                                                    68,076            97,249

         Total assets                                                                         $16,258,324       $16,587,271

                        LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable (Note 6)                                                                 8,727,235         8,818,891
Accounts payable and accrued expenses                                                             197,168           170,673
Due to affiliates (Note 8)                                                                          2,665            10,190
Rents received in advance                                                                              81            13,997
Tenant security deposits                                                                           60,210            62,760

         Total                                                                                  8,987,359         9,076,511
liabilities

Partners' equity (Note 7)                                                                       7,270,965         7,510,760

        Total liabilities and partners' equity                                                $16,258,324       $16,587,271








                   BERRY AND BOYLE CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                                ---------------

                                                                              Three Months Ended          Nine Months Ended
                                                                       September 30,                        September 30,
                                                          1995              1994               1995              1994
Revenue:
  Rental income                                             $658,066          $634,256         $1,951,880        $1,858,954
  Interest income                                             20,616            13,821             64,453            39,332
  Other income                                                28,349            16,224             78,443            44,858

        Total revenue                                        707,031           664,301          2,094,776         1,943,144

Expenses:
  General and administrative (Note 8)                         44,446            34,890            140,071           117,577
  Operations                                                 333,770           272,239            891,176           745,023
  Depreciation and amortization                              100,627           100,308            301,886           300,928
  Interest                                                   199,448           203,173            600,441           609,433

        Total expenses                                       678,291           610,610          1,933,574         1,772,961

Net income (loss)                                            $28,740           $53,691           $161,202          $170,183

Net income (loss) allocated to:
  General Partners                                            $1,437            $2,685             $8,060            $8,509

  Per unit of Investor Limited
    Partner interest:
       32,421 units issued                                      0.84              1.57               4.72              4.99










                   BERRY AND BOYLE CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                  (Unaudited)
                                ---------------

                                                                                             Investor           Total
                                                                           General           Limited          Partners'
                                                                          Partners           Partners           Equity

Balance at December 31, 1993                                                 (141,908)          7,997,454         7,855,546

Cash distributions                                                            (30,288)          (575,474)         (605,762)

Net income                                                                      13,049            247,927           260,976

Balance at December 31, 1994                                                 (159,147)          7,669,907         7,510,760

Cash distributions                                                            (20,050)          (380,947)         (400,997)

Net income                                                                       8,060            153,142           161,202

Balance at September 30, 1995                                               ($171,137)         $7,442,102        $7,270,965















                   BERRY AND BOYLE CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                Increase (decrease) in cash and cash equivalents
                                  (Unaudited)
                                 -------------
                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                               1995              1994
Cash flows from operating activities:
  Interest received                                                                               $42,107           $34,072
  Cash received from rents                                                                      1,935,414         1,836,398
  Cash received from other income                                                                  78,443            44,858
  Administrative expenses                                                                       (156,938)         (126,623)
  Rental operations expenses                                                                    (863,768)         (745,009)
  Interest paid                                                                                 (600,790)         (608,752)

Net cash provided by operating activities                                                         434,468           434,944

Cash flows from investing activities:
  Purchase of fixed assets                                                                        (6,140)         -
  Cash (paid for) received from short-term investments                                            430,380            15,904

Net cash provided (used) by investing activities                                                  424,240            15,904

Cash flows from financing activities:
  Distributions to partners                                                                     (400,997)         (477,784)
  Deposits and prepaid expenses                                                                     1,675              (95)
  Principal payments on mortgage notes payable                                                   (91,656)          (83,667)

Net cash provided (used) by financing activities                                                (490,978)         (561,546)

Net increase (decrease) in cash and cash equivalents                                              367,730         (110,698)

Cash and cash equivalents at beginning of period                                                  195,407           201,157

Cash and cash equivalents at end of period                                                       $563,137           $90,459








                   BERRY AND BOYLE CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents
                                  (Unaudited)
                                 -------------

Reconciliation   of  net  income  (loss)  to  net  cash  provided  by  operating activities:

                                                                                                          Nine Months Ended
                                                                                                            September 30,
                                                                                               1995              1994
Net income (loss)                                                                                $161,202          $170,183
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                                                                   301,886           300,928
Change in assets and liabilities net of effects
  from investing and financing activities:
    Decrease (increase) in real estate tax escrows                                                (8,779)          (24,505)
    Decrease (increase) in accounts and interest receivable                                      (22,346)          (12,800)
    Increase (decrease) in accounts
      payable and accrued expenses                                                                 26,496            16,316
    Increase (decrease) in due to affiliates                                                      (7,525)             (161)
    Increase (decrease) in rent received in advance                                              (13,916)           (9,551)
    Increase (decrease) in tenant security deposits                                               (2,550)           (5,466)

Net cash provided by operating activities                                                        $434,468          $434,944



                   BERRY AND BOYLE CLUSTER HOUSING PROPERTIES
                       (A California Limited Partnership)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------



1.  Organization of Partnership:

Berry and Boyle Cluster Housing Properties (a California Limited Partnership) (the "Partnership") was formed on August 8, 1983. The Partnership issued all of the General Partnership Interests to three General Partners in exchange for capital contributions aggregating $2,000. Stephen B. Boyle, Richard G. Berry, and Berry and Boyle Management (a California Limited Partnership) ("Management") are the General Partners. A total of 2,000 individual Limited Partners owning 32,421 units have contributed $16,210,500 of capital to the Partnership. At September 30, 1995, the total number of Limited Partners was 1,994. Except under certain limited circumstances, as defined in the Partnership Agreement, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

The accompanying consolidated financial statements present the activity of the Partnership for the nine months ended September 30, 1995 and 1994. The information for these periods has not been examined by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for such periods.

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

Property, at cost, consisted of the following at September 30, 1995:

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

Depreciation expense for the six months ended ended September 30, 1995 and 1994 and accumulated depreciation at September 30, 1995 and December 31, 1994 consisted of the following:
                                                                                     Accumulated Depreciation
                                            Depreciation Expense                      Sept. 30,      Dec. 31,
                                             1995            1994                       1995           1994
Buildings and improvements                     $263,771      $263,772                   3,200,190    $2,936,419
Equipment, furnishings and fixtures               8,943         7,984                   1,119,214     1,110,271

                                               $272,714      $271,756                  $4,319,404    $4,046,690

Each of the properties is encumbered by a nonrecourse mortgage note payable (see Note 6).


3. Property (Continued)

Property, at cost, consisted of the following at September 30, 1995:

                                        Gross Amount At Which Carried
                                             at Close of Period

                                           Bldgs.         Equip.,
        Property                             and           Furn.                        Accum.
      Description            Land           Impr.         & Fixt.         Total          Depr.
Villas at Sin Vacas,
  a 72-unit residential
  rental complex located
  in Tucson, Arizona          $822,059      $4,023,738      $368,438      $5,214,235    $1,354,083

Autumn Ridge, a 96-unit
  residential rental
  complex located in
  Colorado Springs,
  Colorado                   1,242,061       6,063,055       384,601       7,689,717     1,757,793

Villa Antigua, an 88-unit
  residential rental
  complex located in
  Scottsdale, Arizona        1,612,908       3,980,963       400,519       5,994,390     1,207,528

                            $3,677,028     $14,067,756    $1,153,558     $18,898,342    $4,319,404



4.  Cash and Cash Equivalents:

Cash and cash equivalents at September 30, 1995 and December 31, 1994 consisted of the following:


                                                   September 30,     December 31
                                                        1995              1994
Cash on hand .............................           $ 73,924           $ 19,992
Money market accounts ....................            489,214            175,415

                                                     $563,137           $195,407

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

The Partnership made initial cash payments in the form of capital contributions totaling $2,458,507 and funded $398,949 of property acquisition costs which were treated as a capital contribution to the joint venture. Since completion of construction, the Partnership has made additional contributions totaling $119,757. At September 30, 1995, the total capital contributions and acquisition costs incurred were $2,558,527 and $418,686, respectively.

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

The Partnership made initial cash payments in the form of capital contributions totaling $3,819,397 and funded $546,576 of property acquisition costs which were treated as a capital contribution to the joint venture. Since completion of construction, the Partnership has made additional contributions totaling $314,097. At September 30, 1995 the total capital contributions and acquisition costs incurred were $4,182,595 and $497,475, respectively.

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

The Partnership made initial cash payments in the form of capital contributions totaling $2,494,677 and funded $381,729 of property acquisition costs which were treated as a capital contribution to the joint venture. Since completion of construction, the Partnership has made additional contributions totaling $60,832, $29,376 of which was contributed in 1992. At September 30, 1995, the total capital contributions and acquisition costs were $2,555,509 and $381,729, respectively.

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

6.  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the nonrecourse mortgage notes payable outstanding at September 30, 1995 and December 31, 1994 which consisted of the following:
                                                September 30,       December 31,
                                                    1995                 1994
Villas at Sin Vacas ....................          $2,476,323          $2,502,323
Autumn Ridge ...........................           3,173,540           3,206,886
Villa Antigua ..........................           3,077,372           3,109,682

                                                  $8,727,235          $8,818,891

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

Interest accrued at September 30, 1995 and December 31, 1994 consisted of the following:

                                                   September 30,    December 31,
                                                         1995            1994
Villas at Sin Vacas ........................           $ 9,415           $ 9,514
Autumn Ridge ...............................            12,066            12,193
Villa Antigua ..............................            11,700            11,823

                                                       $33,181           $33,530

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

8.  Related-Party Transactions:

Due to affiliates at September 30, 1995 and December 31, 1994 consisted of reimbursable costs payable to Berry and Boyle Inc., an affiliate of the General Partners, in the amounts of $2,665 and $10,190, respectively.

For the nine months ended September 30, 1995 and 1994, general and administrative expenses included $52,411 and $49,397, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

The officers and principal shareholders of Evans Withycombe, Inc., the developer and property manager of the Villas at Sin Vacas and Villa Antigua properties and an affiliate of the co-venturers of those joint ventures, together hold a two and one half percent cumulative profit or partnership voting interest in Berry and Boyle, a California Limited Partnership ("Berry and Boyle"), which is the principal limited partner of Management. During the nine months ended September 30, 1995 and 1994, $63,858 and $58,616, respectively, of property management fees were paid or accrued to Evans Withycombe, Inc.

Residential Services, the property manager of Autumn Ridge, is an affiliate of the General Partners of the Partnership. For the nine months ended September 30, 1995 and 1994, $37,613 and $36,159, respectively, of property management fees were paid or accrued to Residential Services.

                                                        -16-
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Liquidity and Capital Resources

In connection with its capitalization, the Partnership admitted investors who purchased a total of 32,421 Units aggregating $16,210,500. These offering proceeds, net of organizational and offering costs of $2,431,575, provided $13,778,925 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership expended $10,410,263 to (i) acquire its joint venture interests in the Sin Vacas Joint Venture, the Villa Antigua Joint Venture, and the Autumn Ridge Joint Venture, (ii) to pay acquisition expenses, including acquisition fees to one of the General Partners, and (iii) to pay certain costs associated with the refinancing of the Autumn Ridge permanent loan. The Partnership distributed $1,731,681 to the Limited Partners as a return of capital resulting from construction cost savings with respect to the Sin Vacas, Autumn Ridge and Villa Antigua projects and other excess offering proceeds. The remaining net proceeds of $1,636,981 were used to establish initial working capital reserves. These reserves may be used periodically to enable the Partnership to meet its various financial obligations including contributions to the various joint ventures that may be required. Through September 30, 1995, $184,258 cumulatively was contributed to the joint ventures for this purpose.

The working capital reserves of the Partnership consist of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. Thus far in 1995, the aggregate net decrease in working capital reserves was $40,304. This decrease resulted primarily from cash provided by operations of 434,468, offset by distributions to partners of $400,997 and $91,656 of principal payments on mortgage notes payable.

Property Status

Villas at Sin Vacas

As of September 30, 1995, the property was 83% occupied, compared to 92% approximately one year ago. At September 30, 1995 and 1994, the market rents for the various unit types were as follows:

                       Unit Type                           1995            1994
One bedroom one bath .........................           $  835           $  835
Two bedroom two bath .........................            1,050            1,050
Three bedroom two bath .......................            1,200            1,200

Autumn Ridge

As of September 30, 1995, the property was 95% occupied, compared to 92% approximately one year ago. At September 30, 1995 and 1994, the market rents for the various unit types were as follows:

                       Unit Type                          1995              1994
One bedroom one bath .......................            $  890            $  890
Two bedroom two bath .......................             1,099             1,099

Villa Antigua

As of September 30, 1995, the property was 95% occupied, compared to 97% approximately one year ago. At September 30, 1995 and 1994, the market rents for the various unit types were as follows:

                       Unit Type                           1995            1994
One bedroom one bath .........................           $  735           $  695
Two bedroom two bath .........................              953              923
Three bedroom two bath .......................            1,070              970

Results of Operations

For the three months ended September 30, 1995, the Partnership recognized interest income earned on short term investments of $20,048 and administrative expenses of $39,046, as well as its share of the income or losses allocated from the Joint Ventures as follows:

                                            Sin            Autumn         Villa
                                           Vacas            Ridge       Antigua
Revenue .............................     $ 182,035      $ 271,004     $ 233,944

Expenses:
  General and administrative ........         1,800          1,800         1,800
  Operations ........................       111,724        142,003        80,043
  Depreciation and amortization .....        28,958         42,529        29,140
  Interest ..........................        56,593         72,526        70,329
                                            199,075        258,858       181,312
Net income (loss) ...................     ($ 17,040)     $  12,146     $  52,632

For the three months ended September 30, 1994, the Partnership recognized interest income earned on short term investments of $13,365 and administrative expenses of $29,859, as well as its share of the income or losses allocated from the Joint Ventures as follows:

                                              Sin          Autumn         Villa
                                              Vacas         Ridge        Antigua
Revenue ..............................      $192,298      $247,107      $211,531

Expenses:
  General and administrative .........         1,677         1,677         1,677
  Operations .........................       102,747        89,783        79,709
  Depreciation and amortization ......        28,847        42,365        29,096
  Interest ...........................        57,366        74,517        71,290
                                             190,637       208,342       181,772
Net income (loss) ....................      $  1,661      $ 38,765      $ 29,759

For the nine months ended September 30, 1995, the Partnership recognized interest income earned on short term investments of $62,751 and administrative expenses of $123,975, as well as its share of the income or losses allocated from the Joint Ventures as follows:
                                             Sin           Autumn         Villa
                                             Vacas          Ridge        Antigua
Total revenue ........................      $576,112      $754,499      $701,414

Expenses:
  General and administrative .........         5,400         5,296         5,400
  Operations .........................       294,140       352,121       244,915
  Depreciation and amortization ......        86,874       127,589        87,423
  Interest ...........................       170,373       218,342       211,726
                                             556,787       703,348       549,464
Net income (loss) ....................      $ 19,325      $ 51,151      $151,950

For the nine months ended September 30, 1994, the Partnership recognized interest income earned on short term investments of $37,863 and administrative expenses of $102,186, as well as its share of the income or losses allocated from the Joint Ventures as follows:


                                              Sin          Autumn        Villa
                                             Vacas          Ridge        Antigua
Total revenue ........................      $564,778      $725,458      $615,045

Expenses:
  General and administrative .........         5,031         5,329         5,031
  Operations .........................       260,141       253,177       231,705
  Depreciation and amortization ......        86,544       127,093        87,291
  Interest ...........................       172,641       222,248       214,544
                                             524,357       607,847       538,571
Net income (loss) ....................      $ 40,421      $117,611      $ 76,474


Comparison of Operating Results for the Nine Months Ended September 30, 1995 and 1994:

Interest income increased 66% as a result of higher interest rates on the Partnership's short term investments. General and administrative expenses increased 19% due to increased legal expense and printing and mailing expense. Operating expenses increased 20% as a result of increases in repairs and maintenance, salaries and wages, and advertising and promotion.

Thus far in 1995, the Partnership has made the following cash distributions to its Partners:

                               Feb. 15        May 15       Aug 15        Total
Limited Partners .......      $137,789      $121,579      $121,579      $380,947
General Partners .......         7,252         6,399         6,399        20,050

                              $145,041      $127,978      $127,978      $400,997

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



                              BERRY AND BOYLE CLUSTER HOUSING PROPERTIES
                                 (Partnership)

                                    BY:  BERRY AND BOYLE MANAGEMENT
                                            A General Partner

                                            BY:  BERRY AND BOYLE INC.
                                                 A General Partner



                              By: _________________________________
                                   James E. Glynn
                                   Treasurer


Date:  ____________, 1995