Form 10-K
period 1995-12-31
BERRY & BOYLE CLUSTER HOUSING PROPERTIES
filed 1996-03-29
CIK 726995

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from __________________ to ________________

                           Commission File No. 0-13556

                           Cluster Housing Properties
                       (A California Limited Partnership)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                              California 04-2817478
--------------------------------------------------------------------------------
                     (State or other jurisdiction of (I.R.S.
                     Employer incorporation or organization)
                               Identification No.)

                  5110 Langdale Way, Colorado Springs CO 80906
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (719) 527-0544
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of Limited
  Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
                                Form 10-K. [ X ]

    Aggregate market value of voting securities held by non-affiliates: Not applicable, since securities are not actively traded on any exchange.

Documents incorporated by reference: Portions of the Prospectus of Registrant dated March 22, 1984 are incorporated by reference into Part III

                  The Exhibit Index is located on page ______

                                                      PART I

ITEM 1.   BUSINESS

This form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Cluster Housing Properties (the "Partnership"), formerly Berry and Boyle Cluster Housing Properties, is a California limited partnership formed on August 8, 1983. The General Partners are Stephen B. Boyle and GP L'Auberge Communities, L.P., a California limited partnership, formerly Berry and Boyle Management.

The primary business of the Partnership is to operate and ultimately dispose of a diversified portfolio of income-producing residential real properties through its joint venture interest in such properties. Descriptions of such properties are included below in "Item 2. Properties" as well as in note 5 of the Notes to the Consolidated Financial Statements included in this report and incorporated herein by reference thereto.

On October 25, 1985, the Partnership acquired a majority joint venture interest in the Sin Vacas Joint Venture, which owns and operates a 72-unit multifamily rental property located in Tucson, Arizona. The Partnership contributed $2,520,954 to the Sin Vacas Joint Venture which was used to repay a portion of the construction loan on the property. The balance of the construction loan was repaid through the proceeds of a $2,575,000 permanent loan from a third party lender. In accordance with the terms of the Partnership Agreement, the Partnership paid an acquisition fee of $250,000 to GP L'Auberge Communities, L.P. for its services in structuring and negotiating the acquisition. The Partnership also incurred acquisition expenses relating to the acquisition which totaled $168,686.

On July 16, 1986, the Partnership assigned its right to acquire a property known as L'Auberge Pinecliff ("Pinecliff"), formerly Autumn Ridge, a 96-unit multifamily rental property located in Colorado Springs, Colorado to a Colorado joint venture (the Autumn Ridge Joint Venture) which acquired the property for a purchase price of $7,320,760. The Partnership simultaneously contributed to the Autumn Ridge Joint Venture an amount equal to the total purchase price less the proceeds of a $3,300,000 permanent loan. In accordance with the terms of the Partnership Agreement, the Partnership paid an acquisition fee of $400,000 to GP L'Auberge Communities, L.P. for its services in structuring and negotiating this acquisition. The Partnership also incurred acquisition expenses relating to the acquisition which totaled $97,475.

On June 11, 1987, the Partnership acquired a majority joint venture interest in the Villa Antigua Joint Venture which owns and operates an 88-unit multifamily rental property located in Scottsdale, Arizona. The Partnership contributed $2,494,677 to the Villa Antigua Joint Venture which was used to repay a portion of the construction loan on the property. The balance of the construction loan was repaid through the proceeds of a $3,200,000 permanent loan from a third party lender. In accordance with the terms of the Partnership Agreement, the Partnership paid an acquisition fee of $350,000 to GP L'Auberge Communities, L.P. for its services in structuring and negotiating the acquisition. The Partnership also incurred acquisition expenses relating to the acquisition which totaled $31,729.

From time to time the Partnership expects to sell the properties taking into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership and the anticipated advantages to be gained for the partners. Proceeds from the sale, financing or refinancing of the properties will not be reinvested by the Partnership or its joint ventures, but will be distributed to the partners, so that the Partnership will, in effect, be self-liquidating. Under the terms of the various joint venture agreements, the Partnership has control over the decision to sell any property.

The success of the Partnership will depend upon factors which are difficult to predict and many of which are beyond the control of the Partnership. Such factors include, among others, general economic and real estate market conditions, both on a national basis and in those areas where the Partnership's investments are located, competitive factors, the availability and cost of borrowed funds, real estate tax rates, federal and state income tax laws, operating expenses (including maintenance and insurance), energy costs, government regulations, and potential liability under and changes in environmental and other laws, as well as the successful management of the properties.

On-site management of two of the Partnership's properties, Villas at Sin Vacas and Villa Antigua, is currently conducted by an affiliate of the respective developer/joint venture partners and supervised by the General Partners. On-site management of Pinecliff is currently conducted by an affiliate of the General Partners. The terms of such property management services between the Partnership and property managers are embodied in a written management agreement with respect to each property. The property manager in each case receives management fees which are competitive with those obtainable in arm's-length negotiations with independent parties providing comparable services in the localities in which the properties are located. These fees do not exceed 5% of the gross revenues from each property plus reimbursement for allocable expenses.

It is the responsibility of the General Partners to select or approve property managers and to supervise their performance. Property managers are responsible for on-site operations and maintenance, generation and collection of rental income, and payment of operating expenses.

The difference between rental income and expenses related to operations, including items such as local taxes and assessments, utilities, insurance premiums, maintenance, repairs and improvements (and reserves therefor), bookkeeping and payroll expenses, legal and accounting fees, property management fees and other expenses incurred, constitute the properties' operating cash flow. The Partnership's administrative expenses are paid out of the Partnership's share of such cash flow from the various Joint Ventures and from interest income which the Partnership earns on its short-term investments.

The Partnership's investments in real estate are also subject to certain additional risks including, but not limited to, (i) competition from existing and future projects held by other owners in the areas of the Partnership's properties, (ii) possible reduction in rental income due to an inability to maintain high occupancy levels, (iii) adverse changes in mortgage interest rates, (iv) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, or a decrease in employment or adverse changes in real estate zoning laws, (v) the possible future adoption of rent control legislation which would not permit the full amount of increased costs to be passed on to tenants in the form of rent increases, and (vi) other circumstances over which the Partnership may have little or no control.

The Partnership's investments are subject to competition in the rental, lease and sale of similar types of properties in the localities in which the Partnership's real property investments are located. Furthermore, the General Partners of the Partnership are affiliated with other partnerships owning similar properties in the vicinity in which the Partnership's properties are located. In addition, other limited partnerships may be formed by affiliates of the General Partners which will compete with the Partnership.

The Partnership considers itself to be engaged in only one industry segment, real estate investment.

The Partnership has no employees. Accounting and other administrative functions are performed by employees of an affiliate of the General Partners.

ITEM 2.   PROPERTIES

The Partnership owns a majority joint venture interest in three joint ventures (the "Joint Ventures"): (1) the Sin Vacas Joint Venture, an Arizona joint venture that owns and operates Villas at Sin Vacas, a 72-unit multifamily rental property in Tucson, Arizona, subject to first mortgage financing in the original principal amount of $2,575,000; (2) the Autumn Ridge Joint Venture, a Colorado joint venture that owns and operates Pinecliff, a 96-unit multifamily rental property in Colorado Springs, Colorado, subject to first mortgage financing in the original principal amount of $3,300,000; and, (3) the Villa Antigua Joint Venture, an Arizona joint venture that owns and operates Villa Antigua, an 88-unit multifamily rental property in Scottsdale, Arizona, subject to first mortgage financing in the original principal amount of $3,200,000. With regard to the proposed termination of the Sin Vacas Joint Venture and the Villa Antigua Joint Venture see Note 10 of Notes to Consolidated Financial Statements.

Villas at Sin Vacas

As of February 29, 1996, the property was 86% occupied, compared to 92% approximately one year ago. At December 31, 1995 and 1994, the market rents for the various unit types were as follows:
                                                                   Market Rents
                                                                    December 31,
     Unit Type ................................... ...........     1995     1994
-------------------------------------------------------------   ------   ------
One bedroom one bath .........................................   $  835   $  835
Two bedroom two bath .........................................    1,050    1,050
Three bedroom two bath .......................................    1,200    1,200

Pinecliff

As of February 10, 1996, the property was 95% occupied, compared to 84% approximately one year ago. At December 31, 1995 and 1994, the market rents for the various unit types were as follows:
                                                                   Market Rents
                                                                    December 31,
     Unit Type ...............................................     1995     1994
--------------------------------------------------------------   ------   ------
One bedroom one bath .........................................   $  898   $  885
Two bedroom two bath .........................................    1,102    1,088

Villa Antigua

As of February 10, 1996, the property was 99% occupied, compared to 97% approximately one year ago. At December 31, 1995 and 1994, the market rents for the various unit types were as follows:
                                                                    Market Rents
                                                                    December 31,
     Unit Type ...............................................     1995     1994
--------------------------------------------------------------   ------   ------
One bedroom one bath ........................................   $  760   $  720
Two bedroom two bath ........................................    1,028      935
Three bedroom two bath ......................................    1,090    1,050

ITEM 3.   LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Partnership or any joint venture in which it owns an interest is a party, or of which any of the properties is the subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                                      PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS

The transfer of Units is subject to certain limitations contained in the Partnership Agreement. There is no public market for the Units and it is not anticipated that any such public market will develop.

The number of holders of Units as of December 31, 1995 was 2,013.

Distributions are made to the Partners on a quarterly basis based upon Net Cash from Operations, as calculated under Section 10 of the Partnership Agreement. Total cash distributions to the Limited Partners for 1995 and 1994 were paid as follows:

Calendar .........   Date of
Quarter Ended ....   Payment              Amount
------------------   -----------------   -------
March 31, 1994 ...   May 15, 1994        121,579
June 30, 1994 ....   August 15, 1994     121,579
September 30, 1994   November 15, 1994   121,579
December 31, 1994    February 15, 1995   137,789
March 31, 1995 ...   May 15, 1995        121,579
June 30, 1995 ....   August 15, 1995     121,579
September 30, 1995   November 15, 1995   121,579
December 31, 1995    February 15, 1996    97,263


ITEM 6.   SELECTED FINANCIAL DATA

                                                                              Year Ended
                                               -------------------------------------------------------------------------


                                                     12/31/95      12/31/94       12/31/93       12/31/92      12/31/91
Rental income                                      $2,725,119    $2,572,947     $2,391,911     $2,204,133    $2,000,202
Net income (loss)                                    $309,115      $260,976       $141,982     ($142,622)    ($279,177)

Net income (loss) allocated to Partners:
   Limited Partners - Per Unit
      Aggregate 32,421 Units                            $9.06         $7.65          $4.16        ($4.36)       ($8.52)
   General Partners                                   $15,456       $13,049         $7,099       ($1,426)      ($2,792)

Net cash provided by operations                      $758,756      $686,776       $528,872       $343,342      $230,852

Cash distributions to Partners:
   Limited Partners:
      Weighted average per Unit                        $15.50        $17.75          $9.50          $3.00         $3.70
   General Partners                                   $26,449       $30,288        $16,211         $5,119        $6,314

Total assets                                      $16,274,801   $16,587,271    $17,032,336    $17,327,814   $17,463,961
Long term obligations                              $8,695,278    $8,818,891     $8,931,713     $9,034,755    $8,921,356


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management's expectations regarding future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

Liquidity; Capital Resources

In connection with its capitalization, the Partnership admitted investors who purchased a total of 32,421 Units aggregating $16,210,500. These offering proceeds, net of organizational and offering costs of $2,431,575, provided $13,778,925 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership expended $10,410,263 to (i) acquire its joint venture interests in the Sin Vacas Joint Venture, the Villa Antigua Joint Venture, and the Autumn Ridge Joint Venture, (ii) to pay acquisition expenses, including acquisition fees to one of the General Partners, and (iii) to pay certain costs associated with the refinancing of the Pinecliff permanent loan. The Partnership distributed $1,731,681 to the Limited Partners as a return of capital resulting from construction cost savings with respect to the Sin Vacas, Pinecliff and Villa Antigua projects and other excess offering proceeds. The remaining net proceeds of $1,636,981 were used to establish initial working capital reserves. These reserves have been used periodically to enable the Partnership to meet its various financial obligations including contributions to the various Joint Ventures that may be required. Cumulatively through December 31, 1995, $218,258 was contributed to the Joint Ventures for this purpose.

In addition to the proceeds generated from the public offering, the Partnership utilized external sources of financing at the joint venture level to purchase properties. The Partnership Agreement limits the aggregate mortgage indebtedness which may be incurred in connection with the acquisition of Partnership properties to 80% of the purchase price of such properties.

The Partnership's future ability to generate cash adequate to meet its needs is dependent primarily on the successful operations of its real estate investments. Such ability is also dependent upon the future availability of bank borrowings, and upon the future refinancing or sale of the Partnership's real estate investments and the collection of any mortgage receivable which may result from such sales. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, debt service and professional and management fees and expenses. Net Cash From Operations and Net Proceeds, if any, as defined in the Partnership Agreement, will then be available for distribution to the Partners in accordance with Section 10 of the Partnership Agreement. The General Partners believe that the current working capital reserves together with projected cash flows for 1996 are adequate to meet the Partnership's cash needs in the coming year. With regard to certain balloon payments on existing first mortgage debt on the Partnership's properties, see Note 6 of Notes to Consolidated Financial Statements.

The working capital reserves of the Partnership consist of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various Joint Ventures. In 1995, the aggregate net decrease in working capital reserves was $41,502. This decrease resulted primarily from cash provided by operations of $758,756 offset by $148,127 of fixed asset additions, distributions to partners of $528,974 and $123,613 of principal payments on mortgage notes payable.

In 1994, the aggregate net decrease in working capital reserves was $35,777. This decrease resulted primarily from cash provided by operations of $686,776 offset by $6,392 of fixed asset additions, distributions to partners of $605,762 and $112,822 of principal payments on mortgage notes payable.

In 1993, the aggregate net increase in working capital reserves was $65,322. This increase resulted primarily from cash provided by operations of $528,872 offset by $38,248 of fixed asset additions, distributions to partners of $324,211 and $103,042 of principal payments on mortgage notes payable.

Results of Operations

For the year ended December 31, 1995, the Partnership's operating results were comprised of its share of the income and expenses from the Sin Vacas, Autumn Ridge and Villa Antigua Joint Ventures, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below:

                                                                                 Investment   Consolidated

                                       Sin Vacas     Pinecliff   Villa Antigua   Partnership     Totals
Rental income                             $754,953    $1,041,124       $929,042                  $2,725,119

Rental operating expenses                  353,533       420,726        310,611                   1,084,870
                                     -----------------------------------------------------------------------

Net rental operating income (exclusive
  of items shown separately below)         401,420       620,398        618,431                   1,640,249

Interest expense                           226,761       290,606        281,800                     799,167
Depreciation and amortization              118,909       173,174        118,217                     410,300

Other (income) and expenses:
  Interest income                            (727)         (278)        (1,194)     ($81,023)      (83,222)
  General and administrative                 7,200         7,244          7,200       183,245       204,889
                                     -----------------------------------------------------------------------
                                             6,473         6,966          6,006       102,222       121,667
                                     -----------------------------------------------------------------------

Net income (loss)                          $49,277      $149,652       $212,408    ($102,222)      $309,115
                                     =======================================================================

For the year ended December 31, 1994, the Partnership's operating results were comprised of its share of the income and expenses from the Sin Vacas, Autumn Ridge and Villa Antigua Joint Ventures, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below:

                                                                                 Investment   Consolidated

                                       Sin Vacas     Pinecliff   Villa Antigua   Partnership     Totals
Rental income                             $756,731      $978,667       $837,549                  $2,572,947

Rental operating expenses                  339,483       353,665        298,421                     991,569
                                     -----------------------------------------------------------------------

Net rental operating income (exclusive
  of items shown separately below)         417,248       625,002        539,128                   1,581,378

Interest expense                           229,820       294,553        285,601                     809,974
Depreciation and amortization              115,612       169,787        116,476                     401,875

Other (income) and expenses:
  Interest income                            (759)         (549)          (813)     ($56,007)      (58,128)
  General and administrative                 7,494         7,793          7,862       143,532       166,681
                                     -----------------------------------------------------------------------
                                             6,735         7,244          7,049        87,525       108,553
                                     -----------------------------------------------------------------------

Net income (loss)                          $65,081      $153,418       $130,002     ($87,525)      $260,976
                                     =======================================================================


For the year ended December 31, 1993, the Partnership's operating results were comprised of its share of the income and expenses from the Sin Vacas, Autumn Ridge and Villa Antigua Joint Ventures, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below:

                                                                                 Investment   Consolidated

                                       Sin Vacas     Pinecliff   Villa Antigua   Partnership     Totals
Rental income                             $695,598      $914,041       $782,272                  $2,391,911

Rental operating expenses                  293,353       330,444        303,551                     927,348
                                     -----------------------------------------------------------------------

Net rental operating income (exclusive
  of items shown separately below)         402,245       583,597        478,721                   1,464,563

Interest expense                           232,613       298,106        289,072                     819,791
Depreciation and amortization              115,392       169,415        115,199                     400,006

Other (income) and expenses:
  Interest income                            (807)         (704)          (802)     ($49,145)      (51,458)
  General and administrative                 6,817         6,817          6,852       133,756       154,242
                                     -----------------------------------------------------------------------
                                             6,010         6,113          6,050        84,611       102,784
                                     -----------------------------------------------------------------------

Net income (loss)                          $48,230      $109,963        $68,400     ($84,611)      $141,982
                                     =======================================================================

Comparison of 1995 and 1994 Operating Results:

Rental income increased $152,172, or 6% over the prior year, primarily as a result of rental rate increases at the Partnership's properties. Rental operating expenses increased $93,301 or 9% over the prior year primarily as a result of increases in maintenance and advertising costs. Interest income increased $25,094 or 43% in 1995, as a result of higher interest rates earned on money market accounts and short-term investments. General and administrative expenses increased $38,208 or 23%, due primarily to increased salary expense allocations and legal costs and printing and mailing costs associated with the voluntary withdrawal of a general partner of the Partnership. Fixed asset purchases increased $141,735 from $6,392 in the prior year to $148,127 and included such tems as carpet, floor tile and other replacements and exterior painting of Sin Vacas. As a result of the factors described above, distributions to partners decreased $76,788, or 13%, from $605,762 in 1994 to $528,974 in
1995.

Comparison of 1994 and 1993 Operating Results:

Rental income increased $181,036 or 7% over the prior year, primarily as a result of high occupancy and rent increases. Rental operating expenses increased $64,221 or 7% over the prior year primarily as a result of increases in maintenance and advertising costs. Interest income increased $6,670 or 13% in 1994, as a result of higher interest rates earned on money market accounts and short-term investments. General and administrative expenses increased $12,349 or 8%, due primarily to increased legal costs and printing and mailing costs associated with the voluntary withdrawal of a general partner of the Partnership. As a result of these factors, distributions to partners increased $281,511 from $324,211 in 1993 to $605,762 in 1994.

Projected 1996 Operating Results:

Operating results for 1996 are not anticipated to vary significantly from those of 1995. However, such forward-looking expectations involve significant risks and uncertainties, including those described herein.
Actual results may differ materially from those anticipated.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Appendix A to this Report.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                                     PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or executive officers. Information as to the individual general partners of the Partnership and directors and executive officers of L'Auberge Communities, Inc. (formerly Berry and Boyle Inc.), the general partner of GP L'Auberge Communities, L.P., is set forth below.

Individual General Partners

Stephen B. Boyle, age 55, is President, Executive Officer and Director of L'Auberge Communities, Inc. and a general partner and co-founder of LP L'Auberge Communities, a California Limited Partnership (formerly Berry and Boyle), a limited partnership formed in 1983 to provide funds to various affiliated general partners of real estate limited partnerships, one of which is GP L'Auberge Communities, L.P.

In September, 1995, with the consent of Limited Partners holding a majority of the outstanding Units, as well as the consent of the mortgage lenders for the Partnership's three properties, Richard G. Berry resigned as a general partner of the Partnership.

GP L'Auberge Communities, L.P.

Information as to the directors and executive officers of L'Auberge Communities, Inc., a general partner of GP L'Auberge Communities, L.P., which is a general partner of the Partnership, and its affiliates, is set forth below. There are no familial relationships between or among any officer and any other officer or director.

      Name                                                            Position

Stephen B. Boyle                    See above

J. Michael McDonald                 Executive Vice President and
                                     Chief Financial Officer

Earl O. Robertson                   Executive Vice President

Donna Popke                         Vice President and Secretary

J. Michael McDonald, age 53, is Executive Vice President and Chief Financial Officer of L'Auberge Communities, Inc. He is a certified public accountant and a business school graduate of California State University. He began his real estate career with the firm of Kenneth Leventhal and Company. Mr. McDonald held senior finance positions with publicly traded Arlen Realty and Christiana Companies. He was a senior operations officer with Lehman Brothers real estate affiliates. Prior to joining L'Auberge Communities, Inc. in August, 1995, he was a consultant for the FDIC, acting as a real estate asset disposition strategist.

Earl O. Robertson, age 47, has been a senior development officer, partner and consultant in several prominent real estate development companies for over twenty years, including Potomac Investment Associates, developers of planned golf course communities nationwide. Mr. Robertson was also a key member of the management team that developed the nationally acclaimed Inn at the Market in Seattle. He joined L'Auberge Communities, Inc. in June 1995 and holds the position of Executive Vice President.

Donna Popke, age 36, joined L'Auberge Communities, Inc. in July, 1995 and holds the title of Vice President and Secretary.. Prior to joining L'Auberge Communities, Inc., Ms. Popke was employed in the field of public accounting for six years and later with David R. Sellon & Company, a Colorado Springs land development company.

ITEM 11.   EXECUTIVE COMPENSATION

None of the General Partners or any of their officers or directors received any compensation from the Partnership. See Item 13 below with respect to a description of certain transactions of the General Partners and their affiliates with the Partnership.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

As of March 28, 1996, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's outstanding Units.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 1995, the Partnership paid or accrued remuneration to the General Partners or their affiliates as set forth below. In addition to the information provided herein, certain transactions are described in notes 7 and 8 in the Notes to Financial Statements appearing in Appendix A, which are included in this report and are incorporated herein by reference thereto.

Net Cash From Operations distributed in 1995
  to the General Partners                                                                           $26,449

Allocation of Income and (Loss)
 to the General Partners                                                                            $15,181
(For a description of the share of Net Cash From
Operations and the  allocation of Income and Loss to which the General  Partners are entitled, reference is made to the discussion under the caption "Profits and
Losses  and  Cash  Distributions"  contained  on  pages  35  through  38 of  the
Prospectus of the  Partnership  dated March 22, 1984 (the  "Prospectus"),  which discussion is incorporated herein by reference.)

Property management fees paid to an affiliate of
the General Partners                                                                                 $51,715

Reimbursements to General Partners                                                                  $84,643
(For a description of the costs reimbursable to the
General  Partners,  reference  is  made  to the  discussion  under  the  caption
"Compensation  and Fees"  contained  on pages 10 through  12 of the  Prospectus, which discussion is incorporated herein by reference.)

                                                      PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

(a)      1,2          See Page F-2
         3            See Exhibit Index contained herein

(b)      Reports on Form 8-K

         The Partnership has not filed and was not required to file any reports on Form 8-K during the last quarter of 1995.

(c)      See Exhibit Index contained herein

(d)      See Page F-2.

                                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                    CLUSTER HOUSING PROPERTIES

                              By:  GP L'Auberge Communities, L.P., a California
                                         Limited Partnership, General Partner

              By: L'Auberge Communities, Inc., its General Partner


                  By: __/s/ J. Michael McDonald_________________________________
                      J. Michael McDonald, Executive Vice President
                       and Chief Financial Officer

                                    Date: March 25, 1996




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                Title                                    Date



_/s/ Stephen B. Boyle___ Director, President and                  March 25, 1996
  --------------------
  STEPHEN B. BOYLE       Principal Executive
                         Officer of L'Auberge
                         Communities, Inc.



_/s/ J. Michael McDonald_Executive Vice President and             March 25, 1996
  -----------------------
  J. MICHAEL McDONALD    Principal Financial and
                         Accounting Officer of
                         L'Auberge Communities, Inc.

                                   APPENDIX A

                           CLUSTER HOUSING PROPERTIES
                       (A California Limited Partnership)
                                AND SUBSIDIARIES
                                    ---------










                        CONSOLIDATED FINANCIAL STATEMENTS
           ITEM 8, ITEM 14(a)(1) and (2), and ITEM 14(d) OF FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 1995

                           CLUSTER HOUSING PROPERTIES
                       (A California Limited Partnership)
                                AND SUBSIDIARIES
                                    ---------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants                                            F-3


Consolidated Balance Sheets at December 31, 1995 and 1994                    F-4


Consolidated Statements of Operations for the years
ended December 31, 1995, 1994 and 1993                                       F-5


Consolidated Statements of Partners' Equity (Deficit)
for the years ended December 31, 1995, 1994 and 1993                         F-6

Consolidated Statements of Cash Flows for the years
ended December 31, 1995, 1994 and 1993                               F-7 -- F-8


Notes to Consolidated Financial Statements                           F-9 -- F-16


All Schedules are omitted as they are not applicable, not required, or the information is provided in the financial statements or the notes thereto.

                        Report of Independent Accountants


To the Partners of
Cluster Housing Properties
(a California Limited Partnership):

         We have audited the accompanying consolidated balance sheets of Cluster Housing Properties (a California Limited Partnership) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cluster Housing Properties (a California Limited Partnership) and subsidiaries as of December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.

Boston, Massachusetts February 21, 1996, except as for the information presented in Note 10 for which the date is March 22, 1996

                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1995 and 1994
                                                        ---------------

                                     ASSETS


                                                                                                     1995             1994
                                                                                                     ----             ----
Property, at cost (Notes 2, 3, 5, and 6):
  Land                                                                                              $3,677,028       $3,677,028
  Buildings and improvements                                                                        14,067,756       14,067,756
  Equipment, furnishings and fixtures                                                                1,295,545        1,147,418
                                                                                                ---------------  ---------------

                                                                                                    19,040,329       18,892,202
  Less accumulated depreciation                                                                    (4,418,093)      (4,046,690)
                                                                                                ---------------  ---------------

                                                                                                    14,622,236       14,845,512

Cash and cash equivalents (Notes 2 and 4)                                                              480,389          195,407
Short-term investments (Note 2)                                                                      1,067,446        1,393,930
Real estate tax escrows                                                                                 44,055           51,805
Deposits and prepaid expenses                                                                            1,693            3,368
Accounts receivable                                                                                        631
                                                                                                                 -
Deferred expenses, net of accumulated
  amortization of $136,140 and $97,242 (Note 2)                                                         58,351           97,249
                                                                                                ---------------  ---------------

         Total assets                                                                              $16,274,801      $16,587,271
                                                                                                ===============  ===============

                        LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable (Note 6)                                                                      8,695,278        8,818,891
Accounts payable                                                                                        42,245           14,594
Accrued expenses                                                                                       164,298          156,079
Due to affiliates (Note 8)                                                                              23,173           10,190
Rents received in advance                                                                               10,495           13,997
Tenant security deposits                                                                                57,306           62,760
                                                                                                ---------------  ---------------

         Total liabilities                                                                           8,992,795        9,076,511

Commitments and contingencies (Note 10)
Minority interest (Note 5)                                                                             (8,895)
Partners' equity (Note 7)                                                                            7,290,901        7,510,760
                                                                                                ---------------  ---------------

        Total liabilities and partners' equity                                                     $16,274,801      $16,587,271

                                                                                          ===============  ===============

                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              for the years ended December 31, 1995, 1994 and 1993
                                                         -------------

                                                                                     1995            1994             1993
                                                                                     ----            ----             ----

Rental income                                                                       $2,725,119      $2,572,947       $2,391,911

Rental operating expenses                                                            1,084,870         991,569          927,348
                                                                                --------------- ---------------  ---------------

Net rental operating income (exclusive of items
   shown separately below)                                                           1,640,249       1,581,378        1,464,563

Interest expense                                                                       799,167         809,974          819,791
Depreciation and amortization                                                          410,300         401,875          400,006

Other (income) and expenses:
  Interest income                                                                     (83,222)        (58,128)         (51,458)
  General and administrative (Note 8)                                                  204,889         166,681          154,242
                                                                                --------------- ---------------  ---------------
                                                                                       121,667         108,553          102,784
                                                                                --------------- ---------------  ---------------


Net income (loss)                                                                     $309,115        $260,976         $141,982
                                                                                =============== ===============  ===============

Net income (loss) allocated to:
  General Partners                                                                     $15,456         $13,049           $7,099

  Per unit of Investor Limited
    Partner interest:
       32,421 units issued                                                                9.06            7.65             4.16


                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              for the years ended December 31, 1995, 1994 and 1993
                                                         -------------

                                                                                                   Investor          Total
                                                                                   General         Limited         Partners'
                                                                                   Partners        Partners          Equity

Balance at December 31, 1992                                                         (132,796)       8,170,571        8,037,775

Cash distributions                                                                    (16,211)       (308,000)        (324,211)

Net income                                                                               7,099         134,883          141,982
                                                                                --------------- ---------------  ---------------

Balance at December 31, 1993                                                         (141,908)       7,997,454        7,855,546

Cash distributions                                                                    (30,288)       (575,474)        (605,762)

Net income                                                                              13,049         247,927          260,976
                                                                                --------------- ---------------  ---------------

Balance at December 31, 1994                                                         (159,147)       7,669,907        7,510,760

Cash distributions                                                                    (26,449)       (502,525)        (528,974)

Net income                                                                              15,456         293,659          309,115
                                                                                --------------- ---------------  ---------------

Balance at December 31, 1995                                                        ($170,140)      $7,461,041       $7,290,901

                                                                                =============== ===============  ===============


                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              for the years ended December 31, 1995, 1994 and 1993

                Increase (decrease) in cash and cash equivalents
                                                         -------------

                                                                                     1995            1994             1993
                                                                                     ----            ----             ----
Cash flows from operating activities:
  Interest received                                                                    $82,408         $55,610          $49,606
  Cash received from rental income                                                   2,716,163       2,569,838        2,395,681
  Administrative expenses                                                            (201,143)       (159,895)        (150,084)
  Rental operations expenses                                                       (1,039,036)       (968,373)        (946,149)
  Interest paid                                                                      (799,636)       (810,404)        (820,182)
                                                                                --------------- ---------------  ---------------

Net cash provided by operating activities                                              758,756         686,776          528,872

Cash flows from investing activities:
  Purchase of fixed assets                                                           (148,127)         (6,392)         (38,248)
  Proceeds from maturities of short-term investments                                 1,367,863       1,400,408        1,379,242
  Cash paid for short-term investments                                             (1,040,565)     (1,367,863)      (1,400,408)
                                                                                --------------- ---------------  ---------------

Net cash provided (used) by investing activities                                       179,171          26,153         (59,414)

Cash flows from financing activities:
  Distributions to partners                                                          (528,974)       (605,762)        (324,211)
  Deposits                                                                               (358)            (95)            1,951
  Principal payments on mortgage notes payable                                       (123,613)       (112,822)        (103,042)
                                                                                --------------- ---------------  ---------------

Net cash used by financing activities                                                (652,945)       (718,679)        (425,302)
                                                                                --------------- ---------------  ---------------

Net increase (decrease) in cash and cash equivalents                                   284,982         (5,750)           44,156

Cash and cash equivalents at beginning of year                                         195,407         201,157          157,001
                                                                                --------------- ---------------  ---------------

Cash and cash equivalents at end of year                                              $480,389        $195,407         $201,157
                                                                                =============== ===============  ===============








                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              for the years ended December 31, 1995, 1994 and 1993

                Increase (decrease) in cash and cash equivalents
                                                         -------------

Reconciliation of net income to net cash provided by operating activities:



                                                                                     1995            1994             1993
                                                                                     ----            ----             ----
Net income                                                                            $309,115        $260,976         $141,982
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                                        410,300         401,875          400,006
Change in assets and liabilities net of effects
  from investing and financing activities:
    Decrease in real estate tax escrows                                                  7,750          14,568              308
    Increase in accounts and interest receivable                                       (1,445)         (1,153)          (3,217)
    Decrease (increase) in deposits and prepaid expenses                                 2,033         (2,033)              -
    Increase (decrease) in accounts
      payable and accrued expenses                                                      35,871           8,679         (13,041)
    Increase (decrease) in due to affiliates                                             4,088           6,973            (936)
    Increase (decrease) in rent received in advance                                    (3,526)           4,446            1,595
    Increase (decrease) in tenant security deposits                                    (5,430)         (7,555)            2,175
                                                                                --------------- ---------------  ---------------

Net cash provided by operating activities                                             $758,756        $686,776         $528,872
                                                                                =============== ===============  ===============

                           CLUSTER HOUSING PROPERTIES

                       (A California Limited Partnership)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


                                       F-9

1.  Organization of Partnership:

Cluster Housing Properties (a California Limited Partnership) (the "Partnership"), formerly Berry and Boyle Cluster Housing Properties, was formed on August 8, 1983. The Partnership issued all of the General Partnership
Interests to three General Partners in exchange for capital contributions aggregating $2,000. Stephen B. Boyle and GP L'Auberge Communities, L.P., (a California Limited Partnership), formerly Berry and Boyle Management, are the General Partners. In September, 1995, with the consent of Limited Partners holding a majority of the outstanding Units, as well as the consent of the mortgage lenders for the Partnership's three properties, Richard G. Berry resigned as a general partner of the Partnership.

A total of 2,000 individual Limited Partners owning 32,421 units have contributed $16,210,500 of capital to the Partnership. At December 31, 1995, the total number of Limited Partners was 2,013. Except under certain limited circumstances, as defined in the Partnership Agreement, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

The accompanying consolidated financial statements present the activity of the Partnership for the years ended December 31, 1995, 1994 and 1993.

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

         B.  Cash and Cash Equivalents

         The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value. It is the Partnership's policy to invest cash in income-producing temporary cash investments. The Partnership mitigates any potential risk from such concentration of credit by placing investments with high quality financial institutions.

         C.  Short-term Investments

         At December 31, 1995, short term investments consist solely of various forms of U. S. Government backed securities, with an aggregate par value of $1,075,000, which mature in February, 1996. In 1994, the Partnership adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Partnership has the intent and ability to hold its short term investments to maturity. Accordingly, these securities have been recorded at amortized cost, which approximates market value. There was no cumulative effect recorded as a result of this accounting change.

         D. Significant Risks and Uncertainties

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         E.  Depreciation

         Depreciation is provided for by the use of the straight-line method over estimated useful lives as follows:

        Buildings and improvements                                   39-40 years
        Equipment, furnishings and fixtures                         5-15 years

         F.  Deferred Expenses

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

         G.  Income Taxes

         The Partnership is not liable for Federal or state income taxes because Partnership income or loss is allocated to the Partners for income tax purposes. If the Partnership's tax returns are examined by the Internal Revenue Service or state taxing authority and such an examination results in a change in Partnership taxable income (loss), such change will be reported to the Partners.

         H. Rental Income

         Leases require the payment of rent in advance, however, rental income is recorded as earned.

         I. Reclassification

         Certain items in the financial statements for the years ended December 31, 1994 and 1993 have been reclassified to conform to the 1995 presentation.

         J. Long-Lived Assets

         The Partnership's long-lived assets include property and equipment and deferred expenses. The Partnership will evaluate the possible impairment of long-lived assets whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.

3. Property

Property, at cost, consisted of the following at December 31, 1995:

                                        Initial Cost                             Costs Capitalized
                                       to Partnership                            Subsequent to Acquisition
                         ------------------------------------------------------------------------

                                          Buildings      Equipment                  Buildings
        Property                             and         Furniture                     and
      Description            Land       Improvements    & Fixtures      Land      Improvements
-------------------------------------------------------------------------------------------------
Villas at Sin Vacas,
  a 72-unit residential
  rental complex located
  in Tucson, Arizona          $799,913      $3,948,060      $344,615     $22,146         $75,678

Pinecliff, a 96-unit
  residential rental
  complex located in
  Colorado Springs,
  Colorado                   1,242,061       5,981,166       380,288      -               81,889

Villa Antigua, an 88-unit
  residential rental
  complex located in
  Scottsdale, Arizona        1,610,646       3,942,388       376,709       2,262          38,575
                         ------------------------------------------------------------------------

                            $3,652,620     $13,871,614    $1,101,612     $24,408        $196,142
                         ========================================================================

Depreciation expense for the years ended December 31, 1995, 1994 and 1993 and accumulated depreciation at December 31, 1995 and 1994 consisted of the following:

                                                       Depreciation Expense
                                                1995          1994        1993
Buildings and improvements                    $351,694      $351,695    $351,143
Equipment, furnishings and fixtures             19,709        11,283       9,966
                                       ------------------------------------------

                                              $371,403      $362,978    $361,109
                                       ==========================================

3. Property Continued

Property, at cost, consisted of the following at December 31, 1995:

                                                     Gross Amount At Which Carried
                                                           at Close of Period
                         -------------------------------------------------------------------------

                           Equipment                    Buildings      Equipment
        Property           Furniture                       and         Furniture                   Accumulated
      Description         & Fixtures       Land       Improvements    & Fixtures       Total       Depreciation
-----------------------------------------------------------------------------------------------------------------
Villas at Sin Vacas,
  a 72-unit residential
  rental complex located
  in Tucson, Arizona           $97,176      $822,059      $4,023,738      $441,791     $5,287,588     $1,383,336

Pinecliff, a 96-unit
  residential rental
  complex located in
  Colorado Springs,
  Colorado                      49,292     1,242,061       6,063,055       429,580      7,734,696      1,799,532

Villa Antigua, an 88-unit
  residential rental
  complex located in
  Scottsdale, Arizona           47,465     1,612,908       3,980,963       424,174      6,018,045      1,235,225
                         ----------------------------------------------------------------------------------------

                              $193,933    $3,677,028     $14,067,756    $1,295,545    $19,040,329     $4,418,093
                         ========================================================================================

                          Accumulated Depreciation
                                December 31,
                             1995          1994
Buildings and improvements   3,288,113    $2,936,419
Equipment, furnishings       1,129,980     1,110,271
-----------------------------------------------------

                            $4,418,093    $4,046,690
                         ============================

Each of the properties is encumbered by a nonrecourse mortgage note payable (see Note 6).
Leave blank for Note 3 Depreciation Schedule

4.  Cash and Cash Equivalents:

Cash and cash equivalents at December 31, 1995 and 1994 consisted of the following:


                                                        1995          1994
                                                        ----          ----
Cash on hand .............................           $ 30,848           $ 19,992
Certificate of deposit ...................            100,000               --
Money market accounts ....................            349,541            175,415
                                                     --------           --------

                                                     $480,389           $195,407

5.  Joint Venture and Property Acquisitions:

The Partnership has invested in three properties located in Scottsdale and Tucson, Arizona and Colorado Springs, Colorado. The success of the Partnership will depend upon factors which are difficult to predict including general economic and real estate market conditions, both on a national basis and in the areas where the Partnership's investments are located.

Sin Vacas

On October 25, 1985, the Partnership acquired a majority interest in the Sin Vacas Joint Venture, which owns and operates the Villas at Sin Vacas, a 72-unit residential property located in Tucson, Arizona. Since the Partnership owns a majority interest in the Sin Vacas Joint Venture, the accounts and operations of the Sin Vacas Joint Venture have been consolidated into those of the Partnership.

The Partnership made initial cash payments in the form of capital contributions totaling $2,458,507 and funded $398,949 of property acquisition costs which were treated as a capital contribution to the joint venture. Since completion of construction, the Partnership has made additional contributions totaling $153,757. At December 31, 1995, the total capital contributions and acquisition costs incurred were $2,592,527 and $418,686, respectively.

For the years ended December 31, 1995, 1994 and 1993 the Sin Vacas Joint Venture had net income of $49,277, $65,081 and $48,230, respectively. The minority interest joint venturer had insufficient basis to absorb its respective share of the losses, therefore, for financial statement purposes the excess of losses over basis has been charged against the majority interest. Future minority interest income, if any, from Sin Vacas will be credited against minority interest losses previously absorbed by the majority interest. At December 31, 1995 the cumulative minority interest losses absorbed by the majority interest totaled $9,691.

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

All losses from operations and depreciation for the Sin Vacas Joint Venture are allocated 99% to the Partnership and 1% to the co-venturer.

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

Pinecliff

On July 16, 1986, the Partnership acquired Pinecliff (formerly Autumn Ridge), a 96-unit residential property located in Colorado Springs, Colorado and simultaneously contributed the property to the Autumn Ridge Joint Venture comprised of the Partnership and an affiliate of the property developer. Since the Partnership owns a majority interest in the Autumn Ridge Joint Venture, the accounts and operations of the Autumn Ridge Joint Venture have been consolidated into those of the Partnership.

The Partnership made initial cash payments in the form of capital contributions totaling $3,819,397 and funded $546,576 of property acquisition costs which were treated as a capital contribution to the Autumn Ridge Joint Venture. Since completion of construction, the Partnership has made additional contributions totaling $314,097. At December 31, 1995 the total capital contributions and acquisition costs incurred were $4,182,595 and $497,475, respectively.

For the years ended December 31, 1995, 1994 and 1993 the Autumn Ridge Joint Venture had net income of $149,652, $153,418 and $109,963, respectively.

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

All losses from operations and depreciation for the Autumn Ridge Joint Venture are allocated 100% to the Partnership.

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

Villa Antigua

On June 11, 1987, the Partnership acquired a majority interest in the Villa Antigua Joint Venture, which owns and operates Villa Antigua, an 88-unit residential property located in Scottsdale, Arizona. Since the Partnership owns a majority interest in the Villa Antigua Joint Venture, the accounts and operations of the Villa Antigua Joint Venture have been consolidated into those of the Partnership.

The Partnership made initial cash payments in the form of capital contributions totaling $2,494,677 and funded $381,729 of property acquisition costs which were treated as a capital contribution to the Villa Antigua Joint Venture. Since completion of construction, the Partnership has made additional contributions totaling $60,832. At December 31, 1995, the total capital contributions and acquisition costs were $2,555,509 and $381,729, respectively.

The Villa Antigua Joint Venture had net income of $206,914, $130,002 and $68,400 for the years ended December 31,1995, 1994 and 1993. The minority interest joint venturer had insufficient basis to absorb its respective share of losses, therefore, for financial statement purposes the excess of losses over basis has been charged against the majority interest. In 1995, minority interest income of $5,494 was credited against minority interest losses previously absorbed by the majority interest. At December 31, 1995, the cumulative minority interest losses absorbed by the majority interest, net of income credited totaled $4,925.

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

All losses from operations and depreciation for the Villa Antigua Joint Venture are allocated 99% to the Partnership and 1% to the co-venturer.

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

The Sin Vacas Joint Venture, the Autumn Ridge Joint Venture and the Villa Antigua Joint Venture are sometimes collectively referred to as the "Joint Ventures".

6.  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the nonrecourse mortgage notes payable outstanding at December 31, 1995 and 1994 which consisted of the following:

                                                    1995                  1994
                                                   ----                   ----
Villas at Sin Vacas ....................          $2,467,255          $2,502,323
Pinecliff ..............................           3,161,919           3,206,886
Villa Antigua ..........................           3,066,104           3,109,682
                                                  ----------          ----------

                                                  $8,695,278          $8,818,891
                                                  ==========          ==========

Sin Vacas
On June 30, 1992, Villas at Sin Vacas refinanced its permanent loan using the proceeds of a new first mortgage loan in the amount of $2,575,000. Under the terms of the note, monthly principal and interest payments of $21,830, based on a fixed interest rate of 9.125%, are required over the term of the loan. The balance of the note will be due on July 15, 1997.

Pinecliff
On June 30, 1992, Pinecliff refinanced its permanent loan using the proceeds of a new first mortgage loan in the amount of $3,300,000. Under the terms of the note, monthly principal and interest payments of $27,976 are required over the term of the loan, based on a fixed interest rate of 9.125%. The balance of the note will be due on July 15, 1997.

Villa Antigua
On June 30, 1992, Villa Antigua refinanced its permanent loan using the proceeds of a new first mortgage loan in the amount of $3,200,000. Under the terms of the note, monthly principal and interest payments of $27,128, based on a fixed interest rate of 9.125%, are required over the term of the loan. The balance of the note will be due on July 15, 1997.

Interest accrued at December 31, 1995 and 1994 consisted of the following:

                                                         1995             1994
                                                         ----             ----
Villas at Sin Vacas ........................           $ 9,381           $ 9,514
Pinecliff ..................................            12,022            12,193
Villa Antigua ..............................            11,658            11,823
                                                       -------           -------

                                                       $33,061           $33,530
                                                       =======           =======

The aggregate principal amounts of long term borrowings due during the calendar years 1996 and 1997, respectively, are $135,348, and $8,559,930.

The  principal   balance  of  the  mortgage  notes  payable   appearing  on  the
consolidated balance sheet approximates the fair value of such notes.

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

8.  Related-Party Transactions:

Due to affiliates at December 31, 1995 and 1994 consisted of reimbursable costs payable to L'Auberge Communities, Inc., an affiliate of the General Partners, in the amounts of $14,278, and $10,190, respectively and distributions payable to the Villa Antigua co-venturer of $8,895 and $0, respectively.

For the years ended December 31, 1995, 1994 and 1993, general and administrative expenses included $84,643, $68,625, and $67,387, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

The officers and principal shareholders of Evans Withycombe, Inc., the developer and property manager of the Villas at Sin Vacas and Villa Antigua properties and an affiliate of the co-venturers of those joint ventures, together hold a two and one half percent cumulative profit or partnership voting interest in LP L'Auberge Communities, a California Limited Partnership, formerly Berry and Boyle, which is the principal limited partner of GP L'Auberge Communities, L.P.

During the years ended December 31, 1995, 1994 and 1993, $84,187, $79,692 and $73,891, respectively, of property management fees were paid or accrued to Evans Withycombe, Inc.

Residential Services - L'Auberge, formerly Berry and Boyle Residential Services, the property manager of Pinecliff, is an affiliate of the General Partners of the Partnership. For the years ended December 31, 1995, 1994 and 1993, $51,715, $49,083 and $45,715, respectively, of property management fees were paid or accrued to Residential Services - L'Auberge.

9.  Book-Tax Reconciliation of Net Income (Loss)

The reconciliation of net income reported in the accompanying consolidated statements of operations to the net loss reported in the Partnership's 1995 U.S. Partnership Return of Income is as follows:

Net income per consolidated statement of operations ...........       $ 309,115
Prepaid rental income .........................................          (3,525)
Additional depreciation .......................................        (206,563)
Basis step-up adjustment ......................................         (18,204)
Other adjustments, net ........................................          (5,459)
                                                                      ---------

Net income per federal tax return .............................       $  75,364
                                                                      =========

10. Subsequent Event:

On March 22, 1996, the Partnership and certain affiliates entered into a letter of intent with Evans Withycombe, Inc. and certain of its affiliates ("EWI"). The transactions contemplated by the letter of intent, which are subject to the execution of definitive agreements, the receipt of any necessary lender consents and satisfaction of certain other conditions, as to which there can be no assurance, are intended to more definitively separate the interests of EWI and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of the properties. The letter of intent provides, among other things, in consideration of a payment by the Partnership to EWI of $73,775, for EWI (i) to relinquish its contract to manage Sin Vacas and Villa Antigua and its option to exercise its rights of first refusal with regard to the sale of those properties and (ii) to assign all of its interest in the Sin Vacas Joint Venture and the Villa Antigua Joint Venture to the Partnership (while preserving the economic interests of the venturer in these Joint Ventures), resulting in the dissolution of the Sin Vacas Joint Venture and the Villa Antigua Joint Venture.