Form 10-Q
period 1996-03-31
BERRY & BOYLE CLUSTER HOUSING PROPERTIES
filed 1996-05-23
CIK 726995

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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

               (Address of principal executive offices) (Zip Code)

                                 (719) 527-0544

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

                           CONSOLIDATED BALANCE SHEETS


                                              ---------------

                                     ASSETS
                                                                                 March 31,
                                                                                   1996        December 31,
                                                                                (Unaudited)        1995
Property, at cost (Notes 2, 4, and 5):
  Land                                                                            $3,677,028      $3,677,028
  Buildings and improvements                                                      14,067,756      14,067,756
  Equipment, furnishings and                                                       1,309,859       1,295,545
fixtures
                                                                               -------------- ---------------

                                                                                  19,054,643      19,040,329
  Less accumulated depreciation                                                  (4,508,998)     (4,418,093)
                                                                               -------------- ---------------

                                                                                  14,545,645      14,622,236

Cash and cash equivalents (Notes 2 and 3)                                            592,984         480,389
Short-term investments (Note 2)                                                      953,445       1,067,446
Real estate tax escrows                                                               78,302          44,055
Deposits and prepaid expenses                                                          1,693           1,693
Accounts receivable                                                                                      631
                                                                               -
Deferred expenses, net of
accumulated
  amortization of $145,863 and $136,140 (Note                                         48,628          58,351
2)
                                                                               -------------- ---------------

         Total assets                                                            $16,220,697     $16,274,801
                                                                               ============== ===============

                        LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable (Note 5)                                                    8,662,586       8,695,278
Accounts payable                                                                      21,480          42,245
Accrued expenses                                                                     203,545         164,298
Due to affiliates                                                                     22,286          23,173
(Note 7)
Rents received in advance                                                                             10,495
                                                                               -
Tenant security                                                                       58,282          57,306
deposits
                                                                               -------------- ---------------

         Total                                                                     8,968,179       8,992,795
liabilities

Commitments and contingencies (Note 9)
Minority interest (Note 4)                                                           (8,895)         (8,895)
Partners' equity (Note                                                             7,261,413       7,290,901
6)
                                                                               -------------- ---------------

        Total liabilities and partners' equity                                   $16,220,697     $16,274,801
                                                                               ============== ===============








                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                 -------------
                                                                                   Three Months Ended
                                                                               March 31,
                                                                  1996             1995

Rental income                                                      $692,423         $657,290

Rental operating expenses                                           269,847          255,932
                                                             ---------------   --------------

Net rental operating income (exclusive of items
   shown separately below)                                          422,576          401,358

Interest expense                                                    198,113          200,841
Depreciation and amortization                                       100,629          100,629

Other (income) and expenses:
  Interest income                                                  (16,803)         (21,692)
  General and administrative                                         72,862           45,597
(Note 7)
                                                             ---------------   --------------
                                                                     56,059           23,905
                                                             ---------------   --------------

Net income (loss)                                                   $67,775          $75,983
                                                             ===============   ==============

Net income (loss) allocated to:
  General Partners                                                   $3,389           $3,799

  Per unit of Investor Limited
    Partner interest:
       32,421 units                                                    1.99             2.23
issued










                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)
                                               -------------

                                                                                 Investor         Total
                                                                General           Limited       Partners'
                                                                Partners         Partners         Equity

Balance at December 31, 1994                                      (159,147)        7,669,907       7,510,760

Cash distributions                                                 (26,449)        (502,525)       (528,974)

Net income                                                           15,456          293,659         309,115
                                                             ---------------   -------------- ---------------

Balance at December 31, 1995                                      (170,140)        7,461,041       7,290,901

Cash distributions                                                                  (97,263)        (97,263)
                                                             -

Net income                                                            3,389           64,386          67,775
                                                             ---------------   -------------- ---------------

Balance at March 31, 1996                                        ($166,751)       $7,428,164      $7,261,413
                                                             ===============   ============== ===============















                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                Increase (decrease) in cash and cash equivalents

                                                                                   Three Months Ended
                                                                               March 31,
                                                                  1996             1995
Cash flows from operating activities:
  Interest received                                                 $39,887          $15,278
  Cash received from rental income                                  682,880          641,539
  Administrative expenses                                          (65,278)         (70,056)
  Rental operations expenses                                      (293,429)        (248,662)
  Interest paid                                                   (198,113)        (200,955)
                                                             ---------------   --------------

Net cash provided by operating activities                           165,947          137,144

Cash flows from investing activities:
  Purchase of fixed assets                                         (14,314)
  Proceeds from maturities of short-term                                  0
investments
  Cash (paid for) received from short-term investments               90,917            1,162
                                                             ---------------   --------------
Net cash provided (used) by investing                                76,603            1,162
activities

Cash flows from financing activities:
  Distributions to partners                                        (97,263)        (145,041)
  Distributions to minority                                               0
interest
  Deposits                                                                             (678)
                                                             -
  Cash paid for deferred costs                                     -
  Principal payments on mortgage notes payable                     (32,692)         (29,878)
                                                             ---------------   --------------

Net cash used by financing                                        (129,955)        (175,597)
activities
                                                             ---------------   --------------

Net increase (decrease) in cash and cash                            112,595         (37,291)
equivalents

Cash and cash equivalents at beginning of  the period               480,389          195,407
                                                             ---------------   --------------

Cash and cash equivalents at end of the period                     $592,984         $158,116
                                                             ===============   ==============








                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                Increase (decrease) in cash and cash equivalents
                                               -------------

Reconciliation of net income to net cash provided by operating activities:

                                                                              Three Months
                                                                                 Ended
                                                                               March 31,
                                                                  1996             1995
Net income                                                          $67,775          $75,983
Adjustments to reconcile net income to net cash
  provided by operating
activities:
  Depreciation and amortization                                     100,629          100,629
Change in assets and liabilities net of effects
  from investing and financing activities:
    Decrease in real estate tax                                    (34,247)         (26,567)
escrows
    Increase in accounts and interest                                23,715          (6,414)
receivable
    Increase (decrease) in
accounts
      payable and accrued expenses                                   18,946           13,727
    Increase (decrease) in due to affiliates                        (1,328)          (4,463)
    Increase (decrease) in rent received in                        (10,495)         (13,916)
advance
    Increase (decrease) in tenant security                              952          (1,835)
deposits
                                                             ---------------   --------------

Net cash provided by operating activities                          $165,947         $137,144

                                                             ===============   ==============

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

The accompanying consolidated financial statements present the activity of the Partnership for the three months ended March 31, 1996 and 1995.

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

         C.  Short-term Investments

         At March 31, 1996, short term investments consist solely of various forms of U. S. Government backed securities, with an aggregate par value of $961,040, which mature in June 1996. In 1994, the Partnership adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Partnership has the intent and ability to hold its short term investments to maturity. Accordingly, these securities have been recorded at amortized cost, which approximates market value. There was no cumulative effect recorded as a result of this accounting change.

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

3.  Cash and Cash Equivalents:

Cash and cash equivalents at March 31, 1996 and December 31, 1995 consisted of the following:


                                                       1996              1995
Cash on hand .............................           $ 90,694           $ 30,848
Certificate of deposit ...................            202,763            100,000
Money market accounts ....................            299,527            349,541

                                                     $592,984           $480,389

4.  Joint Venture and Property Acquisitions:

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

The Partnership made initial cash payments in the form of capital contributions totaling $2,458,507 and funded $398,949 of property acquisition costs which were treated as a capital contribution to the joint venture. Since completion of construction, the Partnership has made additional contributions totaling $153,757. At March 31 1996, the total capital contributions and acquisition costs incurred were $2,592,527 and $418,686, respectively.

For the three months ended March 31, 1996 and 1995 the Sin Vacas Joint Venture had net income of $18,504, and $26,327, respectively. March 31 1996

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

The Partnership made initial cash payments in the form of capital contributions totaling $3,819,397 and funded $546,576 of property acquisition costs which were treated as a capital contribution to the Autumn Ridge Joint Venture. Since completion of construction, the Partnership has made additional contributions totaling $314,097. At March 31 1996 the total capital contributions and acquisition costs incurred were $4,182,595 and $497,475, respectively.

For the three months ended March 31, 1996 and 1995 the Autumn Ridge Joint Venture had net income of $31,484 and $19.088, respectively.

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

The Partnership made initial cash payments in the form of capital contributions totaling $2,494,677 and funded $381,729 of property acquisition costs which were treated as a capital contribution to the Villa Antigua Joint Venture. Since completion of construction, the Partnership has made additional contributions totaling $60,832. At March 31 1996, the total capital contributions and acquisition costs were $2,555,509 and $381,729, respectively.

The Villa Antigua Joint Venture had net income of $76,436 and $49,640 for the three months ended March 31,1996 and 1995.

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

5.  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the nonrecourse mortgage notes payable outstanding at March 31, 1996 and December 31, 1995 which consisted of the following:

                                                    1996                1995
Villas at Sin Vacas ....................          $2,457,979          $2,467,255
Pinecliff ..............................           3,150,031           3,161,919
Villa Antigua ..........................           3,054,576           3,066,104

                                                  $8,662,586          $8,695,278

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

Interest accrued at March 31, 1996 and December 31, 1995 consisted of the following:

                                                        1996               1995
Villas at Sin Vacas ........................           $ 9,381           $ 9,381
Pinecliff ..................................            12,022            12,022
Villa Antigua ..............................            11,658            11,658

                                                       $33,061           $33,061

The aggregate principal amounts of long term borrowings due during the calendar years 1996 and 1997, respectively, are $135,348, and $8,559,930.

The  principal   balance  of  the  mortgage  notes  payable   appearing  on  the
consolidated balance sheet approximates the fair value of such notes.

6.  Partners' Equity:

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

7.  Related-Party Transactions:

Due to affiliates at March 31, 1996 and December 31, 1995 consisted of reimbursable costs payable to L'Auberge Communities, Inc., an affiliate of the General Partners, in the amounts of $13,391, and $14,278, respectively and distributions payable to the Villa Antigua co-venturer of $0 and $8,895, respectively.

For the three months March 31, 1996 and 1995, general and administrative expenses included $27,268 and $17,703, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

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

During the three months ended March 31, 1996 and 1995, $21,679 and $21,107, respectively, of property management fees were paid or accrued to Evans Withycombe, Inc.

Residential Services - L'Auberge, formerly Berry and Boyle Residential Services, the property manager of Pinecliff, is an affiliate of the General Partners of the Partnership. For the three months ended March 31, 1996 and 1995 $12,308 and $11,574, respectively, of property management fees were paid or accrued to Residential Services - L'Auberge.

8. Subsequent Event:

On May 14, 1996, the Partnership and certain affiliates consummated an agreement with Evans Withycombe Management, Inc. and certain of its affiliates ("EWI") which separated the interests of EWI and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of the properties...In consideration of a payment by the Partnership to EWI of $73,775, for EWI (i) to relinquish its contract to manage Sin Vacas and Villa Antigua and its option to exercise its rights of first refusal with regard to the sale of those properties and (ii) to assign all of its interest in the Sin Vacas Joint Venture and the Villa Antigua Joint Venture to the Partnership (while preserving the economic interests of the venturer in these Joint Ventures), resulting in the dissolution of the Sin Vacas Joint Venture and the Villa Antigua Joint Venture.

================================================================================

================================================================================
                                                        -15-
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Liquidity and Capital Resources

In connection with its capitalization, the Partnership admitted investors who purchased a total of 32,421 Units aggregating $16,210,500. These offering proceeds, net of organizational and offering costs of $2,431,575, provided $13,778,925 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership expended $10,410,263 to (i) acquire its joint venture interests in the Sin Vacas Joint Venture, the Villa Antigua Joint Venture, and the Autumn Ridge Joint Venture, (ii) to pay acquisition expenses, including acquisition fees to one of the General Partners, and (iii) to pay certain costs associated with the refinancing of the Autumn Ridge permanent loan. The Partnership distributed $1,731,681 to the Limited Partners as a return of capital resulting from construction cost savings with respect to the Sin Vacas, Autumn Ridge and Villa Antigua projects and other excess offering proceeds. The remaining net proceeds of $1,636,981 were used to establish initial working capital reserves. These reserves may be used periodically to enable the Partnership to meet its various financial obligations including contributions to the various joint ventures that may be required. Through March 31 1996, $218,258 cumulatively was contributed to the joint ventures for this purpose.

The working capital reserves of the Partnership consist of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. Thus far in 1996, the aggregate net increase in working capital reserves was $21,678. This increase resulted primarily from cash provided by operations of $165,947 offset by distributions to partners of $97,263, purchase of fixed assets of $14,314 and $32,692 of principal payments on mortgage notes payable.

Property Status

Villas at Sin Vacas

As of March 31, 1996, the property was 90% occupied, compared to 90% approximately one year ago. At March 31, 1996 and 1995, the market rents for the various unit types were as follows:

                       Unit Type                            1996            1995
One bedroom one bath .........................           $  835           $  835
Two bedroom two bath .........................            1,050            1,050
Three bedroom two bath .......................            1,200            1,200

Autumn Ridge

As of March 31, 1996, the property was 94% occupied, compared to 82% approximately one year ago. At March 31, 1996 and 1995, the market rents for the various unit types were as follows:

       Unit Type                                         1996             1995
One bedroom one bath .......................            $  898            $  885
Two bedroom two bath .......................             1,100             1,088

Villa Antigua

As of March 31, 1996, the property was 100% occupied, compared to 93% approximately one year ago. At March 31, 1996 and 1995, the market rents for the various unit types were as follows:

                  Unit Type                                    1996       1995
                  One bedroom one bath ...............       $  735       $  720
                  Two bedroom two bath ...............          953          935
                  Three bedroom two bath .............        1,070        1,050

Results of Operations

For the three months ended March 31, 1996, the Partnership's operating results were comprised of its share of the income and expenses from the Sin Vacas, Autumn Ridge and Villa Antigua Joint Ventures, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below:

                                     Sin     Autumn       Villa  Partnership    Consolidated
                                   Vacas      Ridge     Antigua        Level          Totals
Operating revenue               $188,648   $247,655    $256,120                     $692,423
                                                                      -
Operating expenses                85,192    102,089      80,316        2,250         269,847
                             ------------ ---------- ----------- ------------   -------------
Net operating income             103,456    145,566     175,804                      422,576
                                                                      -

Other (income) and expenses:
   Interest income                 (220)      (489)       (403)     (15,691)        (16,803)
  General and administrative                                          72,862          72,862
                                  -           -          -
  Depreciation and                28,958     42,530      29,141                      100,629
amortization                                                          -
Interest                          56,214     72,041      69,858                      198,113
                                                                      -
                             ------------ ---------- -----------
                                                                 ------------   -------------
                                  84,952    114,082      98,596       57,171         354,801
                             ------------ ---------- ----------- ------------   -------------
                                                                                =============
Net income (loss)                $18,504    $31,484     $76,436    ($57,171)         $67,775
                             ============ ========== =========== ============   =============

For the three months ended March 31, 1995, the Partnership's operating results were comprised of its share of the income and expenses from the Sin Vacas, Autumn Ridge and Villa Antigua Joint Ventures, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below

                                   Sin      Autumn       Villa  Partnership     Consolidated
                                 Vacas       Ridge     Antigua        Level           Totals
Operating revenue             $193,574    $233,464    $230,787                      $657,290
                                                                     -
Operating expenses              79,501      97,045      79,386                       255,932
                                                                     -
                             ---------- ----------- ----------- ------------   --------------
 Net operating income          114,073     136,419     151,401                       401,893
                                                                     -

Other (income) and expenses:
   Interest income                                                 (21,157)         (21,692)
  General and administrative     1,800       1,768       1,800       40,229           45,597
  Depreciation and              28,958      42,530      29,141                       100,629
amortization                                                         -
Interest                        56,988      73,033      70,820                       200,841
                                                                     -
                             ---------- ----------- -----------
                                                                ------------   --------------
                                87,746     117,331     101,761       19,072          325,910
                             ---------- ----------- ----------- ------------   --------------
                                                                               ==============
Net income (loss)              $26,327     $19,088     $49,640    ($19,072)          $75,983
                             ========== =========== =========== ============   ==============

Comparison of Operating Results for the Three Months Ended March 31, 1996 and 1995:

While interest income decreased by $4,889 (22.5%) due to lower interest rates on the Partnership's short-term investments, the operating income increased
$19,683 (4.9%). Transition costs, including legal and accounting fees, associated with the outsourcing of much of the Partnership's administration work, and relocating the remaining administration, financial and investor service functions to a more cost efficient location in Colorado Springs, Colorado, the Partnership incurred a $27,000 (60%) increase of general and administration costs.

Thus far in 1996, the Partnership has made the following cash distributions to its Partners:

                                      Total
         Limited Partners           $97,263
         General Partners              -
                                    $97,263

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



                             CLUSTER HOUSING PROPERTIES
                             By:  GP L'Auberge Communities, L.P., a California
                      Limited Partnership, General Partner

                      By:  L'Auberge Communities, Inc., its General Partner


                    By: __/s/ Stephen B. Boyle_________________________________
                           Stephen B. Boyle, President


                                    Date: May 15, 1996