Form 10-Q
period 1996-06-30
BERRY & BOYLE CLUSTER HOUSING PROPERTIES
filed 1996-08-06
CIK 726995

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to ________________

                           Commission File No. 0-13556

                           Cluster Housing Properties
                       (A California Limited Partnership)
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                              California 04-2817478
- -------------------------------------------------------------------------------
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                  5110 Langdale Way, Colorado Springs CO 80906
- -------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (719) 527-0544
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                           CONSOLIDATED BALANCE SHEETS


                                              ---------------

                                     ASSETS
                                                     June 30,
                                                       1996        December 31,
                                                    (Unaudited)        1995

Property, at cost (Notes 2, 4, and 5):
Land .............................                   $3,677,028      $3,677,028
  Buildings and improvements ...................     14,067,756      14,067,756
  Equipment, furnishings and ...................      1,352,242       1,295,545
fixtures
                                                   ------------    ------------

                                                     19,097,026      19,040,329
  Less accumulated depreciation ................     (4,607,352)     (4,418,093)
                                                   ------------    ------------

                                                     14,489,674      14,622,236

Cash and cash equivalents (Notes 2 and 3) ......        501,476         480,389
Short-term investments (Note 2) ................        885,595       1,067,446
Real estate tax escrows ........................        110,362          44,055
Deposits and prepaid expenses ..................          3,818           1,693
Accounts receivable ............................          2,900             631
Deferred expenses, net of
accumulated
  amortization of $155,588 and $136,140 (Note2).         38,903          58,351

                                                   ------------    ------------

         Total assets ..........................   $ 16,032,728    $ 16,274,801
                                                   ============    ============

                        LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable (Note 5) ................      8,629,142       8,695,278
Accounts payable ...............................         34,703          42,245
Accrued expenses ...............................        213,776         164,298
Due to affiliates ..............................         (4,250)         23,173
(Note 7)
Rents received in advance ......................           (772)         10,495
Tenant security ................................         57,557          57,306
deposits
                                                   ------------    ------------

         Total .................................      8,930,156       8,992,795
liabilities

Commitments and contingencies (Note 9)
Minority interest (Note 4) .....................         (8,895)         (8,895)
Partners' equity (Note 6).......................      7,111,467       7,290,901

                                                   ------------    ------------

        Total liabilities and partners' equity .   $ 16,032,728    $ 16,274,801
                                                   ============    ============








                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                 -------------
                                        Three Months Ended           Six Months Ended
                                            June 30,                    June 30,
                                       1996           1995         1996           1995
                                  -----------    -----------    -----------    -----------

Rental income .................   $   675,625    $   686,618    $ 1,368,048    $ 1,343,908

Rental operating expenses .....       303,735        301,475        573,582        557,407
                                                 -----------    -----------    -----------

Net rental operating income
 (exclusive of items
   shown separately below) ....       371,890        385,143        794,466        786,501

Interest expense ..............       197,363        200,152        395,476        400,993
Depreciation and amortization .       108,078        100,630        208,707        201,259
Other (income) and expenses:
  Interest income .............       (16,131)       (22,145)       (32,934)       (43,837)
  General and administrative ..       135,263         50,028        208,125         95,625
(Note 7)
                                     ----------- -----------    -----------    -----------
                                      424,573        328,665        779,374        654,040
                                     ----------- -----------    -----------    -----------
Net income (loss) .............   ($   52,683)   $    56,478    $    15,092    $   132,461
                                     =========== ===========    ===========    ===========

Net income (loss) allocated to:
  General Partners ............   ($      527)   $     2,824    $       755    $     6,623

  Per unit of Investor Limited
    Partner interest:
       32,421 units ...........         (1.61)          1.65           0.44           3.88
issued










                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)
                                               -------------

                                                  Investor        Total
                                  General         Limited       Partners'
                                  Partners        Partners       Equity

Balance at December 31, 1994      (159,147)     7,669,907      7,510,760

Cash distributions .........       (26,449)      (502,525)      (528,974)

Net income .................        15,456        293,659        309,115
                               -----------    -----------    -----------

Balance at December 31, 1995      (170,140)     7,461,041      7,290,901

Cash distributions .........                   (194,526)        (194,526)
                                              -----------     -----------

Net income .................         2,824         12,268         15,092
                               -----------    -----------    -----------

Balance at June 30,1996.....   ($  167,316)   $ 7,278,783    $ 7,111,467

                               ===========    ===========    ===========















                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                Increase (decrease) in cash and cash equivalents

                                                              Six Months Ended
                                                                   June 30,
                                                             1996           1995
                                                                                               -----------    -----------
Cash flows from operating activities:
  Interest received ..................................   $    53,657    $    25,314
  Cash received from rental income ...................     1,357,008      1,327,607
  Administrative expenses ............................      (246,610)      (120,909)
  Rental operations expenses .........................      (589,136)      (547,209)
  Interest paid ......................................      (395,476)      (401,223)
                                                         -----------    -----------

Net cash provided by operating activities ............       179,443        283,580

Cash flows from investing activities:
  Purchase of fixed assets ...........................       (56,697)        (6,140)
  Cash (paid for) received from short-term investments       161,128        168,085
                                                         -----------    -----------
Net cash provided (used) by investing ................       104,431        161,945
activities

Cash flows from financing activities:
  Distributions to partners ..........................      (194,526)      (273,019)
  Deposits ...........................................        (2,125)         2,033
  Principal payments on mortgage notes payable .......       (66,136)       (60,416)
                                                         -----------    -----------

Net cash used by financing ...........................      (262,787)      (331,402)
activities
                                                         -----------    -----------

Net increase (decrease) in cash and cash .............        21,087        114,123
equivalents

Cash and cash equivalents at beginning of  the period        480,389        195,407
                                                         -----------    -----------

Cash and cash equivalents at end of the period .......   $   501,476    $   309,530
                                                         ===========    ===========








                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                Increase (decrease) in cash and cash equivalents
                                               -------------

Reconciliation of net income to net cash provided by operating activities:

                                                     Six Months Ended
                                                          June 30,
                                                     1996         1995
                                                     ----         ----
Net income ....................................   $  15,092    $ 132,461
Adjustments to reconcile net income to net cash
  provided by operating
activities:
  Depreciation and amortization ...............     208,707      201,259
Change in assets and liabilities net of effects
  from investing and financing activities:
    Decrease in real estate tax ...............     (66,307)      21,506
escrows
    Increase in accounts and interest .........      18,454      (18,523)
receivable
    Increase (decrease) in
accounts
      payable and accrued expenses ............      42,401      (27,990)
    Increase (decrease) in due to affiliates ..     (27,864)      (8,832)
    Increase (decrease) in rent received in ...     (11,267)     (13,916)
advance
    Increase (decrease) in tenant security ....         227       (2,385)
deposits
                                                  ---------    ---------

Net cash provided by operating activities .....   $ 179,443    $ 283,580
                                                  =========    =========



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

The accompanying consolidated financial statements present the activity of the Partnership for the six months ended June 30, 1996 and 1995.

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

         C.  Short-term Investments

         At June 30, 1996, short term investments consist solely of various forms of U. S. Government backed securities, with an aggregate par value of $885,595 which mature in September 1996. In 1994, the Partnership adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Partnership has the intent and ability to hold its short term investments to maturity. Accordingly, these securities have been recorded at amortized cost, which approximates market value. There was no cumulative effect recorded as a result of this accounting change.

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

3.  Cash and Cash Equivalents:

Cash and cash equivalents at June 30, 1996 and December 31, 1995 consisted of the following:


                                                     1996          1995
                                                     ----          ----
       Cash on hand                               $ 95,466       $ 30,848
       Certificate of deposit                      202,763        100,000
       Money market accounts                       203,247        349,541
                                                   -------       --------
                                                  $501,476       $480,389

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

The Partnership made initial cash payments in the form of capital contributions totaling $2,458,507 and funded $398,949 of property acquisition costs which were treated as a capital contribution to the joint venture. Since completion of construction, the Partnership has made additional contributions totaling $153,757. At June 30, 1996, the total capital contributions and acquisition costs incurred were $2,592,527 and $418,686, respectively.

For the six months ended June 30, 1996 and 1995 the Sin Vacas Joint Venture had net loss of $17,584, and net income of $10,038, respectively. June 30, 1996

Net cash from operations (as defined in the joint venture agreement) is to be distributed as available to each joint venture partner quarterly as follows:

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

The Partnership made initial cash payments in the form of capital contributions totaling $3,819,397 and funded $546,576 of property acquisition costs which were treated as a capital contribution to the Autumn Ridge Joint Venture.. At June 30, 1996 the total capital contributions and acquisition costs incurred were $4,187,310 and $497,475, respectively.

For the six months ended June 30, 1996 and 1995 the Autumn Ridge Joint Venture had net income of $88,700 and $19,916, respectively.

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

The Partnership made initial cash payments in the form of capital contributions totaling $2,494,677 and funded $381,729 of property acquisition costs which were treated as a capital contribution to the Villa Antigua Joint Venture. Since completion of construction, the Partnership has made additional contributions totaling $60,963. At June 30, 1996, the total capital contributions and acquisition costs were $2,555,640 and $381,729, respectively.

The Villa Antigua Joint Venture had net income of $122,461 and $49,678 for the six months ended June 30,1996 and 1995. June 30, 1996

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

5.  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the nonrecourse mortgage notes payable outstanding at June 30, 1996 and December 31, 1995 which consisted of the following:

                                                 1996                      1995
                                                 ----                      ----
 Villas at Sin Vacas                       $2,448,489                $2,467,255
 Pinecliff                                  3,137,870                 3,161,919
 Villa Antigua                              3,042,783                 3,066,104
                                            ---------                 ---------
                                           $8,629,142                $8,695,278
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

Interest accrued at June 30, 1996 and December 31, 1995 consisted of the following:

                                                 1996                      1995
                                                 ----                      ----
  Villas at Sin Vacas                     $     9,381               $     9,381
  Pinecliff                                    12,022                    12,022
  Villa Antigua                                11,658                    11,658
                                           ----------                 ---------
                                            $  33,061                 $  33,061
                                             ========                  ========

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

7.  Related-Party Transactions:

Due to affiliates at June 30, 1996 and December 31, 1995 consisted of reimbursable costs payable to L'Auberge Communities, Inc., an affiliate of the General Partners, in the amounts of $4,250, and $14,278, respectively and distributions payable to the Villa Antigua co-venturer of $0 and $8,895, respectively.

For the six months June 30, 1996 and 1995, general and administrative expenses included $46,683 and $36,006, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership. A termination fee of $71,680 was paid to Evans Withycombe, Inc.

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

During the six months ended June 30, 1996 and 1995, $39,440 and $42,660, respectively, of property management fees were paid or accrued to Evans Withycombe, Inc until the termination of the Management Agreement on May 15, 1996

Residential Services - L'Auberge, formerly Berry and Boyle Residential Services, the property manager of Pinecliff, is an affiliate of the General Partners of the Partnership. For the six months ended June 30, 1996 and 1995 $24,880 and $24,507, respectively, of property management fees were paid or accrued to Residential Services - L'Auberge.

8. Significant Event:

On May 14, 1996, the Partnership and certain affiliates consummated an agreement with Evans Withycombe Management, Inc. and certain of its affiliates ("EWI") which separated the interests of EWI and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of the properties...In consideration of a payment by the Partnership to EWI of $73,775 and delivery of certain mutual releases, EWI (i) relinquished its contract to manage Sin Vacas and Villa Antigua and its option to exercise its rights of first refusal with regard to the sale of those properties and (ii) assigned all of its interest in the Sin Vacas Joint Venture and the Villa Antigua Joint Venture to the Partnership (while preserving the economic interests of the venturer in these Joint Ventures), resulted in the dissolution of the Sin Vacas Joint Venture and the Villa Antigua Joint Venture.

                                                        -16-
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Liquidity and Capital Resources

In connection with its capitalization, the Partnership admitted investors who purchased a total of 32,421 Units aggregating $16,210,500. These offering proceeds, net of organizational and offering costs of $2,431,575, provided $13,778,925 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership expended $10,410,263 to (i) acquire its joint venture interests in the Sin Vacas Joint Venture, the Villa Antigua Joint Venture, and the Autumn Ridge Joint Venture, (ii) to pay acquisition expenses, including acquisition fees to one of the General Partners, and (iii) to pay certain costs associated with the refinancing of the Autumn Ridge permanent loan. The Partnership distributed $1,731,681 to the Limited Partners as a return of capital resulting from construction cost savings with respect to the Sin Vacas, Autumn Ridge and Villa Antigua projects and other excess offering proceeds. The remaining net proceeds of $1,636,981 were used to establish initial working capital reserves. These reserves may be used periodically to enable the Partnership to meet its various financial obligations including contributions to the various joint ventures that may be required. Through June 30, 1996, $218,258 cumulatively was contributed to the joint ventures for this purpose.

The working capital reserves of the Partnership consist of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. Thus far in 1996, the aggregate net increase in working capital reserves was $21,087. This increase resulted primarily from cash provided by operations of $179,443 offset by distributions to partners of $194,526, purchase of fixed assets of $56,697 and $66,136 of principal payments on mortgage notes payable.

Property Status

Villas at Sin Vacas

As  of  June  30,  1996,  the  property  was  80%  occupied,   compared  to  86%
approximately one year ago. At June 30, 1996 and 1995, the market rents for the various unit types were as follows:

 Unit Type                                                  1996       1995
 ---------                                                  ----       ----
 One bedroom one bath                                     $ 835       $ 835
 Two bedroom two bath                                     1,050       1,050
 Three bedroom two bath                                   1,200       1,200

Autumn Ridge

As  of  June  30,  1996,  the  property  was  90%  occupied,   compared  to  86%
approximately one year ago. At June 30, 1996 and 1995, the market rents for the various unit types were as follows:

  Unit Type                                                1996        1995
  --------                                                 ----        ----
  One bedroom one bath                                     $ 910      $ 885
  Two bedroom two bath                                     1,120      1,088

Villa Antigua

As  of  June  30,  1996,  the  property  was  87%  occupied,   compared  to  94%
approximately one year ago. At June 30, 1996 and 1995, the market rents for the various unit types were as follows:

  Unit Type                                                    1996       1995
  ---------                                                     ----      ----
  One bedroom one bath                                         $ 775      $720
  Two bedroom two bath                                           925       935
  Three bedroom two bat                                        1,080     1,050

Results of Operations

For the three months ended June 30, 1996, the Partnership recognized interest income earned on short term investments of $15,004 and administrative expenses of $133,318, as well as its share of the income or losses allocated from the Joint Ventures as follows:

                                     Sin         Autumn      Villa
                                    Vacas        Ridge      Antigua
Revenue .......................   $ 169,042    $ 279,976   $ 227,734

Expenses:
  General and administrative ..       1,686         --           259
  Operations ..................     114,214      106,934      81,837
  Depreciation and amortization      33,229       44,057      30,792
  Interest ....................      56,001       71,768      69,594
                                  ---------    ---------   ---------
                                    205,130      222,759     182,482
                                  ---------    ---------   ---------
Net income (loss) .............   $ (36,088)   $  57,217   $  45,252
                                  =========    =========   =========

For the three months ended June 30, 1995 the Partnership recognized interest income earned on short term investments of $21,546 and administrative expenses of $44,700, as well as its share of the income or losses allocated from the Joint Ventures as follows:

                                   Sin        Autumn     Villa
                                   Vacas      Ridge     Antigua
Revenue .......................   $200,503   $250,031   $236,683

Expenses:
  General and administrative ..      1,800      1,728      1,800
  Operations ..................    102,915    113,074     85,486
  Depreciation and amortization     28,958     42,530     29,142
  Interest ....................     56,792     72,783     70,577
                                  --------   --------   --------
                                   190,465    230,115    187,005
                                  --------   --------   --------
Net income (loss) .............   $ 10,038   $ 19,916   $ 49,678
                                  ========   ========   ========

For the six months ended June 30, 1996, the Partnership recognized interest income earned on short term investments of $30,695 and administrative expenses of $206,180, as well as its share of the income or losses allocated from the Joint Ventures as follows:

                                   Sin           Autumn      Villa
                                   Vacas         Ridge      Antigua
Total revenue .................   $ 357,910    $ 528,120   $ 484,257

Expenses:
  General and administrative ..       1,686         --           259
  Operations ..................     199,406      209,024     162,152
  Depreciation and amortization      62,187       86,587      59,933
  Interest ....................     112,215      143,809     139,452
                                  ---------    ---------   ---------
                                    375,494      439,420     361,796
                                  ---------    ---------   ---------
Net income (loss) .............   ($ 17,584)   $  88,700   $ 122,461
                                  =========    =========   =========

For the six months ended June 30, 1995, the Partnership recognized interest income earned on short term investments of $42,703 and administrative expenses of $84,929, as well as its share of the income or losses allocated from the Joint Ventures as follows:

                                   Sin        Autumn     Villa
                                   Vacas      Ridge     Antigua
Total revenue .................   $394,077   $483,495   $467,470

Expenses:
  General and administrative ..      3,600      3,496      3,600
  Operations ..................    182,416    210,119    164,872
  Depreciation and amortization     57,916     85,060     58,283
  Interest ....................    113,780    145,816    141,397
                                  --------   --------   --------
                                   357,712    444,491    368,152
                                  --------   --------   --------
Net income (loss) .............   $ 36,365   $ 39,004   $ 99,318
                                  ========   ========   ========


Comparison of Operating Results for the Six months ended June 30, 1996 and 1995:

Interest income decreased 14% over the prior period as a result of lower amount of working capital invested in the on the Partnership's short term investments. Transition costs associated with the outsourcing of much of the Partnership's administration work to an administration agent and the relocation of the remaining administration, financial and investor services functions to a more cost efficient location in Colorado Springs, Colorado has temporarily increased first half 1996 operating expenses. In addition, the one-time cost of the Evans Withycombe termination ($71,680) and its related legal cost were incurred in May and June of 1996. In aggregate, total operating expenses of the Partnership increased 25% in the first six months of 1996 as compared with the same period in 1995, and are expected to decline in the second half of 1996 as compared with the first half of 1996.

Thus far in 1996, the Partnership has made the following cash distributions to its Partners:

                                      Total
         Limited Partners            $194,526
         General Partners               -
                                     $194,526



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


                              Date: August 05, 1996