Form 10-Q
period 1996-09-30
BERRY & BOYLE CLUSTER HOUSING PROPERTIES
filed 1996-11-15
CIK 726995

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                                 (719) 576-5122
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                           CONSOLIDATED BALANCE SHEETS


                                 ---------------

                                     ASSETS
                                                 September 30
                                                     1996        December 31,
                                                 (Unaudited)        1995
Property, at cost (Notes 2, 4, and 5):
  Land ......................................   $  3,677,028    $  3,677,028
  Buildings and improvements ................     14,067,756      14,067,756
  Equipment, furnishings and ................      1,460,188       1,295,545
fixtures
                                                ------------    ------------

                                                  19,204,972      19,040,329
  Less accumulated depreciation .............     (4,702,148)     (4,418,093)
                                                ------------    ------------

                                                  14,502,824      14,622,236

Cash and cash equivalents (Notes 2 and 3) ...        452,808         480,389
Short-term investments (Note 2) .............        808,036       1,067,446
Real estate tax escrows .....................         79,595          44,055
Deposits and prepaid expenses ...............          6,190           1,693
Accounts receivable .........................          2,600             631
Deferred expenses, net of
accumulated
  amortization of $155,588 and $136,140 (Note 2)      29,174          58,351
                                                ------------    ------------

         Total assets .......................   $ 15,881,227    $ 16,274,801
                                                ============    ============

                        LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable (Note 5) ..............      8,594,929       8,695,278
Accounts payable .............................         97,070          42,245
Accrued expenses .............................        193,077         164,298
Due to affiliates ............................          1,632          23,173
(Note 7)
Rents received in advance ....................         10,495
                                                                 ------------
Tenant security ..............................         60,216          57,306
deposits
                                                 ------------    ------------

         Total liabilities....................      8,946,924       8,992,795

Commitments and contingencies (Note 9)
Minority interest (Note 4) ...................         (8,895)         (8,895)
Partners' equity (Note 6).....................      6,943,198       7,290,901
                                                 ------------    ------------

        Total liabilities and partners' equity   $ 15,881,227    $ 16,274,801
                                                 ============    ============








                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                  -------------
                                       Three Months Ended            Nine Months Ended
                                          September 30                   September 30
                                       1996          1995           1996           1995
                                       ----          ----           ----           ----
Revenue:
   Rental income ...............   $   620,167    $   686,415   $ 1,988,215    $ 2,030,323
   Interest Income .............   $    10,071    $    20,616   $    43,005    $    64,453
                                                                               -----------

Total Revenue ..................       630,238        707,031     2,031,220      2,094,776

Expenses:
   Operations ..................       312,323        333,770       885,905        891,176
   Interest expense ............       196,534        199,448       592,010        600,441
   Depreciation and amortization       104,521        100,627       313,228        301,886
   General and administrative ..        87,866         44,446       295,991        140,071
(Note 7)
                                     -----------     -----------   -----------   -----------

Total Expenses .................       701,244        678,291     2,087,134      1,933,574
                                     -----------     -----------  -----------    ----------

Net income (loss) ..............       (71,006)        28,740       (55,914)       161,202
                                     ===========     ===========  ===========    ===========

Net income (loss) allocated to:
  General Partners .............   ($      710)   $     1,437   ($      559)   $     8,060

  Per unit of Investor Limited
    Partner interest:
       32,421 units ............         (2.17)          0.84         (1.71)          4.72
         issued










                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)
                                  -------------

                                                 Investor         Total
                                  General        Limited       Partners'
                                  Partners       Partners         Equity

Balance at December 31, 1994       (159,147)     7,669,907      7,510,760

Cash distributions ..........       (26,449)      (502,525)      (528,974)

Net income ..................        15,456        293,659        309,115
                                -----------    -----------    -----------

Balance at December 31, 1995       (170,140)     7,461,041      7,290,901

Cash distributions ..........                     (291,789)      (291,789)

Net income ..................          (559)       (55,355)       (55,914)
                                -----------    -----------    -----------

Balance at September 30, 1996   ($  170,699)   $ 7,113,897    $ 6,943,198
                                ===========    ===========    ===========















                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                Increase (decrease) in cash and cash equivalents

                                                              Nine Months Ended
                                                                 September 30
                                                             1996             1995
                                                            ----             ----
Cash flows from operating activities:
  Interest received ..................................   $    64,613    $    42,107
  Cash received from rental income ...................     1,980,606      1,935,414
  Administrative expenses ............................      (326,839)      (156,938)
  Rental operations expenses .........................      (830,475)      (863,768)
  Interest paid ......................................      (593,482)      (600,790)
  Cash received from other income ....................          --           78,443
                                                         -----------    -----------

Net cash provided by operating activities ............       294,423        434,468

Cash flows from investing activities:
  Purchase of fixed assets ...........................      (164,643)        (6,140)
  Cash (paid for) received from short-term investments       237,802        430,380
                                                         -----------    -----------
Net cash provided (used) by investing ................        73,159        424,240
activities

Cash flows from financing activities:
  Distributions to partners ..........................      (291,789)      (400,997)
  Deposits ...........................................        (3,025)         1,675
  Principal payments on mortgage notes payable .......      (100,349)       (91,656)
                                                         -----------    -----------

Net cash used by financing ...........................      (395,163)      (490,978)
activities
                                                         -----------    -----------

Net increase (decrease) in cash and cash .............       (27,581)       367,730
equivalents

Cash and cash equivalents at beginning of  the period        480,389        195,407
                                                         -----------    -----------

Cash and cash equivalents at end of the period .......   $   452,808    $   563,137
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

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                Increase (decrease) in cash and cash equivalents
                                  -------------

Reconciliation of net income to net cash provided by operating activities:

                                                                 Nine Months
                                                                    Ended
                                                                 September 30
                                                             1996             1995
Net income .............................................   ($ 55,914)   $ 161,202
Adjustments to reconcile net income to net cash
  provided by operating
activities:
  Depreciation and amortization ........................     313,228      301,886
Change in assets and liabilities net of effects
  from investing and financing activities:
    Decrease in real estate tax ........................     (35,540)      (8,779)
escrows
    Increase in accounts and interest ..................      19,639      (22,346)
receivable
    Decrease (increase) in deposits and prepaid expenses        (900)
    Increase (decrease) in
accounts
         payable and accrued ...........................      83,604       26,496
expenses
    Increase (decrease) in due to affiliates ...........     (22,085)      (7,525)
    Increase (decrease) in rent received in ............     (10,495)     (13,916)
advance
    Increase (decrease) in tenant security .............       2,886       (2,550)
deposits
                                                           ---------    ---------

Net cash provided by operating activities ..............   $ 294,423    $ 434,468
                                                           =========    =========




================================================================================
                           CLUSTER HOUSING PROPERTIES
================================================================================
                       (A California Limited Partnership)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

13

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

The accompanying consolidated financial statements present the activity of the Partnership for the nine months ended September 30, 1996 and 1995.

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

         C.  Short-term Investments

         At September 30, 1996, short term investments consist solely of various forms of U. S. Government backed securities, with an aggregate par value of $802,763 which mature in March 1997. In 1994, the Partnership adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Partnership has the intent and ability to hold its short term investments to maturity. Accordingly, these securities have been recorded at amortized cost, which approximates market value. There was no cumulative effect recorded as a result of this accounting change.

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

3.  Cash and Cash Equivalents:

Cash and cash equivalents at September 30, 1996 and December 31, 1995 consisted of the following:


                                                            1996          1995
                                                            ----          ----
 Cash on hand (Sweep Account)                           $452,808       $ 30,848
 Certificate of deposit                                                 100,000
 Money market accounts                                   -              349,541
                                                   --------------       --------
                                                         $452,808       $480,389

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

The Partnership made initial cash payments in the form of capital contributions totaling $2,458,507 and funded $398,949 of property acquisition costs which were treated as a capital contribution to the joint venture. Since completion of construction, the Partnership has made additional contributions totaling $217,167. At September 30, 1996, the total capital contributions and acquisition costs incurred were $2,655,937 and $418,686, respectively.

For the nine months ended September 30, 1996 and 1995 the Sin Vacas Joint Venture had net loss of $58,266, and net income of $19,325, respectively.

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

The Partnership made initial cash payments in the form of capital contributions totaling $3,819,397 and funded $546,576 of property acquisition costs which were treated as a capital contribution to the Autumn Ridge Joint Venture.. At September 30, 1996 the total capital contributions and acquisition costs incurred were $4,187,310 and $497,475, respectively.

For the nine months ended September 30, 1996 and 1995 the Autumn Ridge Joint Venture had net income of $120,035 and $51,151, respectively.

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

In the case of certain capital transactions and distributions as defined in the joint venture agreement, the allocation of related profits, losses and cash distributions, if any, would be different than as described above and would be affected by the relative balances in the individual partners' capital accounts.

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

The Partnership made initial cash payments in the form of capital contributions totaling $2,494,677 and funded $381,729 of property acquisition costs which were treated as a capital contribution to the Villa Antigua Joint Venture. Since completion of construction, the Partnership has made additional contributions totaling $90,144. At September 30, 1996, the total capital contributions and acquisition costs were $2,584,821 and $381,729, respectively.

The Villa Antigua Joint Venture had net income of $145,859 and $151,950 for the nine months ended September 30,1996 and 1995. September 30, 1996

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

In the case of certain capital transactions and distributions as defined in the joint venture agreement, the allocation of related profits, losses and cash distributions, if any, would be different than as described above and would be affected by the relative balances in the individual partners' capital accounts.

The Sin Vacas Joint Venture, the Autumn Ridge Joint Venture and the Villa Antigua Joint Venture are sometimes collectively referred to as the "Joint Ventures".

5.  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the nonrecourse mortgage notes payable outstanding at September 30, 1996 and December 31, 1995 which consisted of the following:

                                                        1996             1995
                                                        ----             ----
 Villas at Sin Vacas                                 $2,438,781       $2,467,255
 Pinecliff                                            3,125,429        3,161,919
 Villa Antigua                                        3,030,719        3,066,104
                                                      ---------        ---------
                                                     $8,594,929       $8,695,278
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

Interest accrued at September 30, 1996 and December 31, 1995 consisted of the following:

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

7.  Related-Party Transactions:

Due to affiliates at September 30, 1996 and December 31, 1995 consisted of reimbursable costs payable to L'Auberge Communities, Inc., an affiliate of the General Partners, in the amounts of $1,632, and $2,665, respectively.

For the nine months ended September 30, 1996 and 1995, general and administrative expenses included $66,026 and $52,411, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership. A termination fee of $71,680 was paid to Evans Withycombe, Inc.

The officers and principal shareholders of Evans Withycombe, Inc., the developer of the Villas at Sin Vacas and Villa Antigua properties and an affiliate of the co-venturers of those joint ventures, together hold a two and one half percent cumulative profit or partnership voting interest in LP L'Auberge Communities, a California Limited Partnership, formerly Berry and Boyle, which is the principal limited partner of GP L'Auberge Communities, L.P.

During the nine months ended September 30, 1996 and 1995, $39,440 and $42,660, respectively, of property management fees were paid or accrued to Evans Withycombe, Inc until the termination of the Management Agreement on May 15, 1996

Residential Services - L'Auberge, formerly Berry and Boyle Residential Services, the property manager of Pinecliff and Villa Sin Vacas, is an affiliate of the General Partners of the Partnership. For the nine months ended September 30, 1996 and 1995 $43,379 and $37,613, respectively, of property management fees were paid or accrued to Residential Services - L'Auberge.

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

On July 3, 1996, the Partnership and certain affiliates consummated an agreement with Highland Properties, Inc. ("Highland") which separated the interests of Highland and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of the property. In consideration of a payment by the Partnership, to Highland totaling $7,718, and delivery of certain mutual releases, Highland (i) relinquished its option to exercise its rights of first refusal with regard to the sale of the property and (ii) assigned all of its interest in the L'Auberge Pinecliff Joint Venture to the Partnership, and (while preserving the economic interests of the venturer in these Joint Ventures), which resulted in the dissolution of the L'Auberge Pinecliff Joint Venture.

================================================================================


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Liquidity and Capital Resources

In connection with its capitalization, the Partnership admitted investors who purchased a total of 32,421 Units aggregating $16,210,500. These offering proceeds, net of organizational and offering costs of $2,431,575, provided $13,778,925 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership expended $10,410,263 to (i) acquire its joint venture interests in the Sin Vacas Joint Venture, the Villa Antigua Joint Venture, and the Autumn Ridge Joint Venture, (ii) to pay acquisition expenses, including acquisition fees to one of the General Partners, and (iii) to pay certain costs associated with the refinancing of the Autumn Ridge permanent loan. The Partnership distributed $1,731,681 to the Limited Partners as a return of capital resulting from construction cost savings with respect to the Sin Vacas, Autumn Ridge and Villa Antigua projects and other excess offering proceeds. The remaining net proceeds of $1,636,981 were used to establish initial working capital reserves. These reserves may be used periodically to enable the Partnership to meet its various financial obligations including contributions to the various joint ventures that may be required. Through September 30, 1996, $409,392 cumulatively was contributed to the joint ventures for this purpose.

The working capital reserves of the Partnership consist of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. Thus far in 1996, the aggregate net decrease in working capital reserves was $286,991. This decrease resulted primarily from cash provided by operations of $294,423 offset by distributions to partners of $291,789, purchase of fixed assets of $164,643 and $100,349 of principal payments on mortgage notes payable.

Property Status

Villas at Sin Vacas

As of September 30, 1996, the property was 84% occupied, compared to 83% approximately one year ago. At September 30, 1996 and 1995, the market rents for the various unit types were as follows:

Unit Type                                              1996       1995
---------                                              ----       ----
One bedroom one bath                                   $ 835       $ 835
Two bedroom two bath                                   1,050       1,050
Three bedroom two bath                                 1,200       1,200

Autumn Ridge

As of September 30, 1996, the property was 91% occupied, compared to 95% approximately one year ago. At September 30, 1996 and 1995, the market rents for the various unit types were as follows:

Unit Type                                               1996        1995
---------                                               ----        ----
One bedroom one bath                                    $ 890      $ 890
Two bedroom two bath                                    1,099      1,099

Villa Antigua

As of September 30, 1996, the property was 85% occupied, compared to 95% approximately one year ago. At September 30, 1996 and 1995, the market rents for the various unit types were as follows:

 Unit Type                                                1996      1995
 --------                                                 ----      ----
 One bedroom one bath                                    $ 760       $735
 Two bedroom two bath                                      925        935
 Three bedroom two bath                                  1,080         1,070

Results of Operations

For the three months ended September 30, 1996, the Partnership recognized interest income earned on short term investments of $9,975 and administrative expenses of $87,866, as well as its share of the income or losses allocated from the Joint Ventures as follows:

                                         Sin            Autumn             Villa
                                       Vacas            Ridge            Antigua
Revenue                              $160,684         $258,420          $201,159

Expenses:
 General and administrative
 Operations                           115,086          111,538            78,533
 Depreciation and amortizati           30,497           44,058            29,966
 Interest                              55,783           71,489            69,262
                             ---------------- ----------------  ----------------
                                      201,366          227,085           177,761
                             ---------------- ----------------  ----------------
Net income (loss)                   ($40,682)          $31,335           $23,398
                             ================ ================  ================

For the three months ended September 30, 1995, the Partnership recognized interest income earned on short term investments of $20,048 and administrative expenses of $39,046, as well as its share of the income or losses allocated from the Joint Ventures as follows:

                                    Sin        L'Auberge       Villa
                                    Vacas      Pinecliff      Antigua
Revenue .......................   $ 182,035    $ 271,004   $ 233,944

Expenses:
  General and administrative ..       1,800        1,800       1,800
  Operations ..................     111,724      142,003      80,043
  Depreciation and amortization      28,958       42,529      29,140
  Interest ....................      56,593       72,526      70,329
                                  ---------    ---------   ---------
                                    199,075      258,858     181,312
                                  ---------    ---------   ---------
Net income (loss) .............   ($ 17,040)   $  12,146   $  52,632
                                  =========    =========   =========

For the nine months ended September 30, 1996, the Partnership recognized interest income earned on short term investments of $40,670 and administrative expenses of $294,046, as well as its share of the income or losses allocated from the Joint Ventures as follows:

                                    Sin        L'Auberge     Villa
                                    Vacas      Pinecliff    Antigua
Total revenue .................   $ 518,170    $ 785,563   $ 684,482

Expenses:
  General and administrative ..       1,686         --           259
  Operations ..................     314,492      320,562     240,685
  Depreciation and amortization      92,684      130,645      89,899
  Interest ....................     167,998      215,298     208,714
                                  ---------    ---------   ---------
                                    576,860      666,505     539,557
                                  ---------    ---------   ---------
Net income (loss) .............   ($ 58,266)   $ 120,035   $ 145,859
                                  =========    =========   =========

For the nine months ended September 30, 1995, the Partnership recognized interest income earned on short term investments of $62,751 and administrative expenses of $123,975, as well as its share of the income or losses allocated from the Joint Ventures as follows:

                                    Sin      L'Auberge    Villa
                                    Vacas    Pinecliff   Antigua
Total revenue .................   $576,112   $754,499   $701,414

Expenses:
  General and administrative ..      5,400      5,296      5,400
  Operations ..................    294,140    352,121    244,915
  Depreciation and amortization     86,874    127,589     87,423
  Interest ....................    170,373    218,342    211,726
                                  --------   --------   --------
                                   556,787    703,348    549,464
                                  --------   --------   --------
Net income (loss) .............   $ 19,325   $ 51,151   $151,950
                                  ========   ========   ========


Comparison of Operating Results for the Nine months ended September 30, 1996 and 1995:

Interest income decreased 35% over the prior period as a result of lower amount of working capital invested in the Partnership's short term investments. Transition costs associated with the outsourcing of much of the Partnership's administration work to an administration agent and the relocation of the remaining administration, financial and investor services functions to a more cost efficient location in Colorado Springs, Colorado has temporarily increased first half 1996 operating expenses. Furthermore, consistent with the Partnership's disposition strategy, annual audit fees were moved from the property level to the investment partnership level to more accurately present on-site operational costs of the properties. Consequently, the total general and administrative expenses of the Partnership increased 73% in the first nine months of 1996 as compared with the same period in 1995. In addition, the one-time cost of the Evans Withycombe termination ($71,680) and the cost of the Highland termination ($7718) and its related legal cost were incurred in May, June and July of 1996.

Thus far in 1996, the Partnership has made the following cash distributions to its Partners:

                                      Total
         Limited Partners           $291,789
         General Partners               -
                                    $291,789

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


                             Date: November 14, 1996