Form 10-K
period 1996-12-31
BERRY & BOYLE CLUSTER HOUSING PROPERTIES
filed 1997-03-31
CIK 726995

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                  FORM 10-K

         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the Fiscal Year Ended December 31, 1996

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

Documents incorporated by reference:  None

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

On May 14, 1996, the Partnership and certain affiliates consummated an agreement with Evans Withycombe Management, Inc. and certain of its affiliates ("EWI"), a Phoenix based residential development, construction and management firm and the developer of the Villas at Sin Vacas and Villa Antigua properties, which separated the interests of EWI and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of the properties. In consideration of a payment by the Partnership to EWI of $73,775 and delivery of certain mutual releases, EWI (i) relinquished its contract to manage Sin Vacas and Villa Antigua and its option to exercise its rights of first refusal with regard to the sale of those properties and (ii) assigned all of its interest in the Sin Vacas Joint Venture and the Villa Antigua Joint Venture to the Partnership (while preserving the economic interests of the venturer in these Joint Ventures), which resulted in the dissolution of the Sin Vacas Joint Venture and the Villa Antigua Joint Venture. EWI may still share in the cash flow distributions or proceeds from sale of the properties if certain performance levels are met.

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

On July 3, 1996, the Partnership and certain affiliates consummated an agreement with Highland Properties, Inc. ("Highland"), a Colorado based residential development, construction and management firm and developer of the property known as L'Auberge Pinecliff, which separated the interests of Highland and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of the property. In consideration of a payment by the Partnership to Highland totaling $7,718, and delivery of certain mutual releases, Highland (i) relinquished its option to exercise its rights of first refusal with regard to the sale of the property and (ii) assigned all of its interest in the L'Auberge Pinecliff Joint Venture to the Partnership, (while preserving the economic interests of the venturer in these Joint Ventures), which resulted in the dissolution of the L'Auberge Pinecliff Joint Venture. Highland may still share in the cash flow distributions or proceeds from sale of the properties if certain performance levels are met.

The Partnership expects to sell the properties at some future time, taking into consideration such factors as the price to be realized, the possible risks of continued ownership and the anticipated advantages to be gained for the partners. Proceeds from the sale, financing or refinancing of the properties will not be reinvested by the Partnership or its joint ventures, but will be distributed to the partners, so that the Partnership will, in effect, be self-liquidating. Under the terms of the various termination agreements, the Partnership has control over the decision to sell any property.

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

On-site management of all of the Partnership's properties, Villas at Sin Vacas, Villa Antigua, and Pinecliff, is currently conducted by an affiliate of the General Partners. The terms of such property management services between the Partnership and property managers are embodied in a written management agreement with respect to each property. The property manager in each case receives management fees which are competitive with those obtainable in arm's-length negotiations with independent parties providing comparable services in the localities in which the properties are located. These fees do not exceed 4% of the gross revenues from each property plus reimbursement for allocable expenses.

It is the responsibility of the General Partners to select or approve property managers and to supervise their performance. Property managers are responsible for on-site operations and maintenance, generation and collection of rental income and payment of operating expenses.

The difference between rental income and expenses related to operations, including items such as local taxes and assessments, utilities, insurance premiums, maintenance, repairs and improvements (and reserves therefor), bookkeeping and payroll expenses, legal and accounting fees, property management fees and other expenses incurred, constitute the properties' operating cash flow. The Partnership's administrative expenses are paid out of the Partnership's share of such cash flow from the various properties and from interest income which the Partnership earns on its short-term investments.

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

ITEM 2.   PROPERTIES

The Partnership owns and operates three properties: (1) Villas at Sin Vacas, a 72-unit multifamily rental property in Tucson, Arizona, subject to first mortgage financing in the original principal amount of $2,575,000; (2) L'Auberge Pinecliff, a 96-unit multifamily rental property in Colorado Springs, Colorado, subject to first mortgage financing in the original principal amount of $3,300,000; and, (3) Villa Antigua, an 88-unit multifamily rental property in Scottsdale, Arizona, subject to first mortgage financing in the original principal amount of $3,200,000. The ownership was formerly structured as Joint Ventures of which the Partnership owned a majority interest. With regard to the termination of the Joint Ventures, see Note 5 of Notes to Consolidated Financial Statements.

Villas at Sin Vacas

As of February 28, 1997, the property was 91% occupied, compared to 86% approximately one year ago. At December 31, 1996 and 1995, the market rents for the various unit types were as follows:

                                                Market Rents
                                                 December 31,
Unit
                                                1996       1995
 ---------                                      ----       ----
One bedroom one bath                             $835       $835
Two bedroom two bath                            1,050      1,050
Three bedroom two bath                          1,200      1,200

Pinecliff

As of February 28, 1997, the property was 86% occupied, compared to 95% approximately one year ago. At December 31, 1996 and 1995, the market rents for the various unit types were as follows:

                                                    Market Rents
                                                    December 31,
Unit Type                                           1996       1995
---------                                            ----       ----
One bedroom one bath                                 $921       $898
Two bedroom two bath                                1,125      1,102


Villa Antigua

As of February 28, 1997, the property was 94% occupied, compared to 99% approximately one year ago. At December 31, 1996 and 1995, the market rents for the various unit types were as follows:

                                                         Market Rents
                                                        December 31,
 Unit Type                                               1996       1995
 ---------                                               ----       ----
 One bedroom one bath                                    $843       $760
 Two bedroom two bath                                   1,080      1,028
 Three bedroom two bath                                 1,130      1,090


ITEM 3.   LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Partnership or of which any of the properties is the subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1996.
                                                      PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS

The transfer of Units is subject to certain limitations contained in the Partnership Agreement. There is no public market for the Units and it is not anticipated that any such public market will develop.

The number of holders of Units as of December 31, 1996 was 1,967.

Distributions are made to the Partners on a quarterly basis based upon Net Cash from Operations, as calculated under Section 10 of the Partnership Agreement. Total cash distributions to the Limited Partners for 1996 and 1995 were paid as follows:

                     Date of
Quarter Ended        Payment                                  Amount
-------------       ------                                     ------
March 31, 1995       May 15, 1995                          $  121,579
June 30, 1995        August 15, 1995                       $  121,579
September 30, 1995   November 15, 1995                     $  121,579
December 31, 1995    February 15, 1996                     $   97,263
March 31, 1996       May 15, 1996                          $   97,263
June 30, 1996        August 15, 1996                       $   97,263
September 30, 1996   December 11, 1996                     $   97,263
December 31, 1996    February 28, 1997                     $   97,263


ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data of the Partnership and consolidated subsidiaries has been derived from consolidated financial statement audited by Coopers & Lybrand, L.L.P., whose reports for the periods ended December 31, 1996, 1995 and 1994 are included elsewhere in the Form 10K and should be read in conjunction with the full consolidated financial statements of the Partnership including the Notes thereto.

                                   Year Ended


                                                     12/31/96      12/31/95       12/31/94       12/31/93      12/31/92

Rental income                                      $2,615,350    $2,725,119     $2,572,947     $2,391,911    $2,204,133
Net income (loss)                                  ($167,778)      $309,115       $260,976       $141,982    ($142,622)

Net income (loss) allocated to Partners:
   Limited Partners - Per Unit
      Aggregate 32,421 Units                          ($5.12)         $9.06          $7.65          $4.16       ($4.36)
   General Partners                                  ($1,678)       $15,456        $13,049         $7,099      ($1,426)

Cash distributions to Partners:
   Limited Partners:
      Weighted average per Unit                        $12.00        $15.50         $17.75          $9.50         $3.00
   General Partners                                   $20,476       $26,449        $30,288        $16,211        $5,119

Total assets                                      $15,644,667   $16,274,801    $16,587,271    $17,032,336   $17,327,814
Long term obligations                              $8,559,930    $8,695,278     $8,818,891     $8,931,713    $9,034,755

Long term obligations become due in 1997. The Partnership intends to refinance these notes prior to the due date, although there can be no assurance that the Partnership will be able to do so. See Note 6 of Notes to Consolidated
 Financial Statements.





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

Liquidity; Capital Resources

In connection with its capitalization, the Partnership admitted investors who purchased a total of 32,421 Units aggregating $16,210,500. These offering proceeds, net of organizational and offering costs of $2,431,575, provided $13,778,925 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership expended $10,410,263 to (i) acquire its joint venture interests in the Sin Vacas Joint Venture, the Villa Antigua Joint Venture, and the Autumn Ridge Joint Venture, (ii) to pay acquisition expenses, including acquisition fees to one of the General Partners, and (iii) to pay certain costs associated with the refinancing of the Pinecliff permanent loan. The Partnership distributed $1,731,681 to the Limited Partners as a return of capital resulting from construction cost savings with respect to the Sin Vacas, Pinecliff and Villa Antigua projects and other excess offering proceeds. The remaining net proceeds of $1,636,981 were used to establish initial working capital reserves. These reserves have been used periodically to enable the Partnership to meet its various financial obligations including contributions to the various Joint Ventures that may be required. Cumulatively through December 31, 1996, $368,990 was contributed to the Joint Ventures for this purpose.

In addition to the proceeds generated from the public offering, the Partnership utilized external sources of financing at the joint venture level to purchase properties. The Partnership Agreement limits the aggregate mortgage indebtedness which may be incurred in connection with the acquisition of Partnership properties to 80% of the purchase price of such properties.

The Partnership's future ability to generate cash adequate to meet its needs is dependent primarily on the successful operations of its real estate investments. Such ability is also dependent upon the future availability of bank borrowings, and upon the future refinancing or sale of the Partnership's real estate investments and the collection of any mortgage receivable which may result from such sales. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, debt service and professional and management fees and expenses. Net Cash From Operations and Net Proceeds, if any, as defined in the Partnership Agreement, will then be available for distribution to the Partners in accordance with Section 10 of the Partnership Agreement. The General Partners believe that the current working capital reserves together with projected cash flows for 1997 are adequate to meet the Partnership's operating cash needs in the coming year. With regard to certain balloon payments on existing first mortgage debt on the Partnership's properties, the General partners do not anticipate sufficient cash flow from operations to retire these mortgage notes. As these mortgage notes payable are due in fiscal 1997, the Partnership will seek to renegotiate these mortgage notes with its existing lenders or seek new sources of financing for these properties on a long term basis, although there can be no assurance that the Partnership will be able to do so. The General Partners believe that existing cash flows from the properties will be sufficient to support a level of borrowing that is at least equal to amounts outstanding as of December 31, 1996. If the general economic climate for real estate in these respective locations were to deteriorate resulting in an increase in interest rates for mortgage financing or a reduction in the availability of real estate mortgage financing or a decline in the market values of real estate it may affect the Partnership's ability to complete these refinancings.

The working capital reserves of the Partnership consist of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various Joint Ventures. In 1996, the aggregate net decrease in working capital reserves was $481,980. This decrease resulted primarily from cash provided by operations of $349,757 offset by $281,346 of fixed asset additions, distributions to partners of $389,052 and $135,348 of principal payments on mortgage notes payable.

In 1995, the aggregate net decrease in working capital reserves was $41,502. This decrease resulted primarily from cash provided by operations of $758,756 offset by $148,127 of fixed asset additions, distributions to partners of $528,974 and $123,613 of principal payments on mortgage notes payable.
Results of Operations

For the year ended December 31, 1996, the Partnership's operating results were comprised of its share of the income and expenses from the Sin Vacas, L'Auberge Pinecliff (formerly Autumn Ridge) and Villa Antigua properties, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below:

                                  Sin         L'Auberge        Villa       Investment   Consolidated
                                 Vacas        Pinecliff       Antigua        Total         Total


Total revenue                     $694,550     $1,022,283       $901,463       $53,445    $2,671,741

Expenses:
  General and administrative         1,686        -                  259       381,328       383,273
  Operations                       410,622        437,646        363,192        26,368     1,237,828
  Depreciation and                 126,677        181,804        122,636       -             431,117
amortization
  Interest                         223,411        286,313        277,577       -             787,301
                              ------------- -------------- --------------
                                                                          ------------- -------------
                                   762,396        905,763        763,664       407,696     2,839,519
                              ------------- -------------- --------------
                                                                          ============= =============
Net income (loss)                ($67,846)       $116,520       $137,799    ($354,251)    ($167,778)
                              ============= ============== ============== ============= =============

For the year ended December 31, 1995, the Partnership's operating results were comprised of its share of the income and expenses from the Sin Vacas, Autumn Ridge and Villa Antigua Joint Ventures, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below:


                                  Sin         L'Auberge        Villa       Investment   Consolidated
                                 Vacas        Pinecliff       Antigua        Total         Total

Total revenue                     $755,680     $1,041,402       $930,236       $81,023    $2,808,341

Expenses:
  General and administrative         7,200          7,244          7,200       183,245       204,889
  Operations                       353,533        420,726        310,611       -           1,084,870
  Depreciation and                 118,909        173,174        118,217       -             410,300
amortization
  Interest                         226,761        290,606        281,800       -             799,167
                              ------------- -------------- --------------
                                                                          ------------- -------------
                                   706,403        891,750        717,828       183,245     2,499,226
                              ------------- -------------- --------------
                                                                          ============= =============
Net income (loss)                  $49,277       $149,652       $212,408    ($102,222)      $309,115
                              ============= ============== ============== ============= =============

For the year ended December 31, 1994, the Partnership's operating results were comprised of its share of the income and expenses from the Sin Vacas, Autumn Ridge and Villa Antigua Joint Ventures, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below:

                                  Sin          Autumn         Villa       Investment   Consolidated
                                 Vacas         Ridge         Antigua         Total        Total

Total revenue                      $757,490      $979,216       $838,362        $56,007   $2,631,075

Expenses:
  General and administrative          7,494         7,793          7,862        143,532      166,681
  Operations                        339,483       353,665        298,421        -            991,569
  Depreciation and                  115,612       169,787        116,476        -            401,875
amortization
  Interest                          229,820       294,553        285,601        -            809,974
                              -------------- ------------- -------------- ---------------------------
                                    692,409       825,798        708,360        143,532    2,370,099
                              -------------- ------------- -------------- ---------------------------
Net income                          $65,081      $153,418       $130,002      ($87,525)     $260,976
(Loss)
                              ============== ============= ============== ===========================

Comparison of 1996 and 1995 Operating Results:

In accordance with its dispositions strategy, (see "Projected 1997 Operating Results" below). the Partnership incurred one time costs associated with the Evans Withycombe termination ($73,775), the Highland termination (($7,718) and their related legal costs. (Refer to Note 5 of the Consolidated Financial Statements.) In additions, the Partnership incurred one-time costs associated with its property interior and exterior refurbishment program, the change in on-site management following the Evans Withycombe termination, the outsourcing of much of the Partnership's administration work to an administrative agent and the relocation of the remaining administration, financial and investor services functions to a more cost efficient location in Colorado Springs, Colorado. Consequently, competitive pressures and disposition-related activities led to rental operating expenses (including advertising, promotion, apartment locator and concession costs) to increase by $152,958 or 14% over the prior year and total general and administrative expenses of the Partnership increased $178,384 (87%) over the prior year. Fixed asset purchases increased $281,346 from $141,735 in the prior year and consisted of such items as carpet, appliances, equipment for fitness and business centers facilities, and remodeling features. As a result of the factors described above, distributions to partners decreased $119,446, or 23%, from $528,974 in 1995 to $409,528 in 1996.

Comparison of 1995 and 1994 Operating Results:

Total revenue increased $177,266, or 7% over the prior year, due to increased rental income of $152,172 or 6%, primarily as a result of rental rate increases at the Partnership's properties. Interest income increased $25,094 or 43% in 1995, as a result of higher interest rates earned on money market accounts and short-term investments. Rental operating expenses increased $93,301 or 9% over the prior year primarily as a result of increases in maintenance and advertising costs. General and administrative expenses increased $38,208 or 23%, due primarily to increased salary expense allocations and legal costs and printing and mailing costs associated with the voluntary withdrawal of a general partner of the Partnership. Fixed asset purchases increased $141,735 from $6,392 in the prior year to $148,127 and included such items as carpet, floor tile and other replacements and exterior painting of Sin Vacas. As a result of the factors described above, distributions to partners decreased $76,788, or 13%, from $605,762 in 1994 to $528,974 in 1995

Projected 1997 Operating Results:

While there can be no assurance that the Partnership will dispose of any or all of its properties in 1997, on March 25, 1997, the Partnership entered into letters of intent to sell Villas Sin Vacas in Tucson, Arizona, and Villa Antigua, Phase I, in Scottsdale, Arizona, to an unaffiliated purchaser. The purchase price for Villas Sin Vacas would be $5,040,000 and the purchase price for Villa Antigua, Phase I, would be $9,230,000. Each letter of intent is subject to completion of customary due diligence to the satisfaction of the purchaser, the purchaser obtaining a financing commitment for the purchase of the property on commercially reasonable terms and conditions, the negotiation and execution of a definitive purchase agreement, and certain other conditions. Accordingly, there can be no assurance that the sale of such properties will be consummated in accordance with the terms of the letters of intent or at all. As a result of the foregoing, operating results of the Partnership may vary significantly during 1997.

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

Individual General Partners

Stephen B. Boyle, age 56, is President, Executive Officer and Director of L'Auberge Communities, Inc. and a general partner and co-founder of LP L'Auberge Communities, a California Limited Partnership (formerly Berry and Boyle), a limited partnership formed in 1983 to provide funds to various affiliated general partners of real estate limited partnerships, one of which is GP L'Auberge Communities, L.P.

In September 1995, with the consent of Limited Partners holding a majority of the outstanding Units, as well as the consent of the mortgage lenders for the Partnership's three properties, Richard G. Berry resigned as a general partner of the Partnership.

GP L'Auberge Communities, L.P.

Information as to the directors and executive officers of L'Auberge Communities, Inc., a general partner of GP L'Auberge Communities, L.P., which is a general partner of the Partnership, and its affiliates, is set forth below. There are no familial relationships between or among any officer and any other officer or director.

Name                                                         Position

Stephen B. Boyle                    See above

Earl C. Robertson                   Executive Vice President and Chief
                                      Financial Officer

Donna Popke                         Vice President and Secretary

Earl C. Robertson, age 48, has been a senior development officer, partner and consultant in several prominent real estate development companies for over twenty years, including Potomac Investment Associates, developers of planned golf course communities nationwide. Mr. Robertson was also a key member of the management team that developed the nationally acclaimed Inn at the Market in Seattle. He joined L'Auberge Communities, Inc. in June 1995.

Donna Popke, age 37, joined L'Auberge Communities, Inc. in July, 1995 and holds the title of Vice President and Secretary. Prior to joining L'Auberge Communities, Inc., Ms. Popke was employed by Olive & Associates in Denver, Colorado in the field of public accounting for six years and later from 1989 to 1995 with David R. Sellon & Company, a Colorado Springs land development company.

ITEM 11.   EXECUTIVE COMPENSATION

None of the General Partners or any of their officers or directors received any compensation from the Partnership. See Item 13 below with respect to a description of certain transactions of the General Partners and their affiliates with the Partnership.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

As March 21, 1997, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's outstanding Units.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 1996, the Partnership paid or accrued remuneration to the General Partners or their affiliates as set forth below. In addition to the information provided herein, certain transactions are described in notes 7 and 8 in the Notes to Financial Statements appearing in Appendix A, which are included in this report and are incorporated herein by reference thereto.

Net Cash From Operations distributed in 1996
  to the General Partners                                 $20,476

Allocation of Income and (Loss)
 to the General Partners
                                                         ($1,678)
Property management fees paid to an affiliate of
the General Partners                                      $64,954

Reimbursements to General Partners                        $82,881

                                                      PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

(a)      1,2          See Page F-2
         3            See Exhibit Index contained herein

(b)      Reports on Form 8-K

         The Partnership has not filed and was not required to file any reports on Form 8-K during the last quarter of 1996.

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





CLUSTER HOUSING PROPERTIES

By: GP L'Auberge Communities, L.P., a California
Limited Partnership, General Partner

By: L'Auberge Communities, Inc., its General Partner


By: __/s/ Earl C. Robertson_________________________________
Earl C. Robertson, Executive Vice President
and Chief Financial Officer

Date: March 26, 1997




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                                 Title               Date



__/s/ Stephen B. Boyle       Director, President and      March 26, 1997
  --------------------
  STEPHEN B. BOYLE           Principal Executive
                             Officer of L'Auberge
                              Communities, Inc.



__/s/ Earl C. Roberston     Executive Vice President and      March 26, 1997
  ---------------------
  EARL C. ROBERTSON                         Principal Financial Officer of
                           L'Auberge Communities, Inc.

                                 APPENDIX A
                          CLUSTER HOUSING PROPERTIES
                    (A California Limited Partnership)
                              AND SUBSIDIARIES
                                 ---------








                      CONSOLIDATED FINANCIAL STATEMENTS

               ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                       For the Year Ended December 31, 1996

                               CLUSTER HOUSING PROPERTIES
                          (A California Limited Partnership)
                                   AND SUBSIDIARIES
                                    ---------
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants                                       F-3


Consolidated Balance Sheets at December 31, 1996 and 1995               F-4


Consolidated Statements of Operations for the years
ended December 31, 1996, 1995 and 1994                                  F-5


Consolidated Statements of Partners' Equity (Deficit)
for the years ended December 31, 1996, 1995 and 1994                   F-6

Consolidated Statements of Cash Flows for the years
ended December 31, 1996, 1995 and 1994                              F-7 -- F-8


Notes to Consolidated Financial Statements                        F-9 -- F-16


All Schedules are omitted as they are not applicable, not required, or the information is provided in the financial statements or the notes thereto.

                                         Report of Independent Accountants


To the Partners of
Cluster Housing Properties
(a California Limited Partnership):

         We have audited the accompanying consolidated balance sheets of Cluster Housing Properties (a California Limited Partnership) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cluster Housing Properties (a California Limited Partnership) and subsidiaries as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.





Denver , Colorado
February 28, 1997

                         CLUSTER HOUSING PROPERTIES
                     (A California Limited Partnership)
                                AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ----------


                                                                F-18



                                             CLUSTER HOUSING PROPERTIES
                                         (a California Limited Partnership)
                                                  AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS

                                                 December 31, 1996 and 1995
                                               ---------------

                                                   ASSETS


                                             1996           1995

                                             ----           ----
Property, at cost:
  Land                                    $3,677,028     $3,677,028
  Buildings and improvements              14,067,757     14,067,756
  Equipment, furnishings and               1,576,836      1,295,545
fixtures
                                        --------------- --------------

                                             19,321,621     19,040,329
Less accumulated depreciation               (4,810,314)    (4,418,093)
                                        --------------- --------------

                                            14,511,307     14,622,236

Cash and cash equivalents                   1,065,855        480,389
Short-term investments                                     1,067,446
                                               -
Real estate tax escrows                        41,632         44,055
Deposits                                        3,818          1,693
Accounts receivable                             2,605            631
Deferred expenses, net ofaccumulated
  amortization of $175,041 and                 19,450         58,351
$136,140                                 --------------- --------------

         Total assets                      $15,644,667    $16,274,801
                                       =============== ==============

                 LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable                      $8,559,930     $8,695,278
Accounts payable                               115,410         42,245
Accrued expenses                               195,794        164,298
Due to affiliates                                8,975         23,173
(Note 8)
Rents received in advance                        4,538         10,495
Tenant security                                 55,320         57,306
deposits
                                         --------------- --------------
                                              8,939,967      8,992,795
liabilities


Minority interest                                              (8,895)
                                                 -
Partners' equity                              6,704,700      7,290,901
                                        --------------- --------------

 Total liabilities and partners' equity      $15,644,667    $16,274,801
                                          ============= ==============





                                     CLUSTER HOUSING PROPERTIES
                                 (a California Limited Partnership)
                                           AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS

                        for the years ended December 31, 1996, 1995 and 1994
                             -------------



                                                     1996          1995             1994
                                                     ----          ----             ----
Revenue:
   Rental income                                   $2,615,350     $2,725,119       $2,572,947
   Interest Income                                     56,391         83,222           58,128
                                                 ----------------------------------------------

Total Revenue                                       2,671,741      2,808,341        2,631,075

Expenses:
   Operations                                       1,237,828      1,084,870          991,569
   Interest expense                                   787,301        799,167          809,974
   Depreciation and amortization                      431,117        410,300          401,875
   General and administrative                         383,273        204,889          166,681
                                                 ----------------------------------------------

Total Expenses                                      2,839,519      2,499,226        2,370,099
                                                 ----------------------------------------------

Net income (loss)                                  ($167,778)       $309,115         $260,976
                                                 ==============================================

Net income (loss) allocated to:
  General Partners                                   ($1,678)        $15,456          $13,049

  Per unit Net income (loss) allocated to
    Investor Limited Partner
interest:
       32,421 units                                   ($5.12)          $9.06            $7.65
issued


                                     CLUSTER HOUSING PROPERTIES
                                 (a California Limited Partnership)
                                          AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                          for the years ended December 31, 1996, 1995 and 1994
                                                -------------

                                                                                  Investor         Total
                                                                  General         Limited        Partners'
                                                                 Partners         Partners        Equity

Balance at December 31, 1993                                      ($141,908)       $7,997,454     $7,855,546

Cash distributions                                                  (30,288)        (575,474)      (605,762)

Net income                                                            13,049          247,927        260,976
                                                               --------------  --------------- --------------

Balance at December 31, 1994                                       (159,147)        7,669,907      7,510,760

Cash distributions                                                  (26,449)        (502,525)      (528,974)

Net income                                                            15,456          293,659        309,115
                                                               --------------  --------------- --------------

Balance at December 31, 1995                                       (170,140)        7,461,041      7,290,901

Minority interest absorbed                                               -            (8,895)        (8,895)

Cash distributions                                                  (20,476)        (389,052)      (409,528)

Net income                                                           (1,678)        (166,100)      (167,778)
                                                               --------------  --------------- --------------

Balance at December 31, 1996                                      ($192,294)       $6,896,994     $6,704,700
                                                               ==============  =============== ==============


                            CLUSTER HOUSING PROPERTIES
                      (a California Limited Partnership)
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                     for the years ended December 31, 1996, 1995, 1994

                                                                   1996             1995           1994
                                                                   ----             ----           ----
Cash flows from operating activities:
  Interest received                                                  $80,257          $82,408        $55,610
  Cash received from rental income                                 2,607,383        2,716,163      2,569,838
  General and administrative                                       (370,245)        (201,143)      (159,895)
expenses
  Operations expense                                             (1,179,822)      (1,039,036)      (968,373)
  Interest paid                                                    (787,816)        (799,636)      (810,404)
                                                                                               --------------
                                                               --------------  ---------------

Net cash provided by operating activities                            349,757          758,756        686,776

Cash flows from investing activities:
  Purchase of fixed assets                                         (281,346)        (148,127)        (6,392)
  Cash received from short-term investments                        1,043,580          327,298         32,545
                                                               --------------  --------------- --------------
Net cash provided by investing activities                            762,234          179,171         26,153

Cash flows from financing activities:
  Distributions to partners                                        (389,052)        (528,974)      (605,762)
  Deposits                                                           (2,125)            (358)           (95)
  Principal payments on mortgage notes payable                     (135,348)        (123,613)      (112,822)
                                                               --------------  --------------- --------------

Net cash used by financing                                         (526,525)        (652,945)      (718,679)
activities
                                                               --------------  --------------- --------------

Net increase (decrease) in cash and cash                             585,466          284,982        (5,750)
equivalents

Cash and cash equivalents at beginning of  the period                480,389          195,407        201,157
                                                               --------------  --------------- --------------

Cash and cash equivalents at end of the period                    $1,065,855         $480,389       $195,407
                                                               ==============  =============== ==============



Non cash financing activities:
   Accrual of distributions to                                       $20,476
partners

                                         CLUSTER HOUSING PROPERTIES
                                     (a California Limited Partnership)
                                              AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

            for the years ended December 31, 1996, 1995, 1994


                                                -------------

Reconciliation   of  net  income  (loss)  to  net  cash  provided  by  operating activities:



                                                                   1996             1995           1994
                                                                   ----             ----           ----
Net income (loss)                                                 ($167,778)         $309,115       $260,976
Adjustments to reconcile net income (loss) to net cash
  provided by operating
activities:
  Depreciation and amortization                                      431,117          410,300        401,875
Change in assets and liabilities net of effects
of investing and financing
activities:
    Decrease in real estate tax                                        2,423            7,750         14,568
escrows
   (Increase) decrease in accounts and interest receivable            21,951          (1,445)        (1,153)
    (Increase) decrease in deposits and prepaid expenses                   -            2,033        (2,033)
    Increase in accounts payable and accrued expenses                 84,185           35,871          8,679
    Increase (decrease) in due to affiliates                        (14,198)            4,088          6,973
    Increase (decrease) in rent received in                          (5,957)          (3,526)          4,446
advance
    Decrease in tenant security                                      (1,986)          (5,430)        (7,555)
deposits
                                                               --------------  --------------- --------------

Net cash provided by operating activities                           $349,757         $758,756       $686,776
                                                               ==============  =============== ==============


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

A total of 2,000 individual Limited Partners owning 32,421 units have contributed $16,210,500 of capital to the Partnership. At December 31, 1996, the total number of Limited Partners was 1,967. Except under certain limited circumstances, as defined in the Partnership Agreement, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

The Partnership will continue until December 31, 2010, unless terminated earlier by the sale of all, or substantially all, of the assets of the Partnership, or otherwise in accordance with the provisions of Section 16 of the Partnership Agreement.

2.  Significant Accounting Policies:

         A.  Basis of Presentation

         The consolidated financial statements include the accounts of the Partnership and its subsidiaries: Sin Vacas Joint Venture (Sin Vacas), Autumn Ridge Joint Venture (Autumn Ridge) and Villa Antigua Joint Venture (Villa Antigua). All intercompany accounts and transactions have been eliminated in consolidation. The Partnership follows the accrual basis of accounting. Refer to Note 5 regarding the termination of the Joint Ventures.

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

         C.  Short-term Investments

         At December 31, 1995, short term investments consisted solely of various forms of U. S. Government backed securities, with an aggregate par value of $1,075,000, which matured in February, 1996. As of December 31, 1996, there were no short term investments. Investments are recorded at amortized cost, which approximates market value.

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

         E.  Depreciation

         Depreciation is provided for by the use of the straight-line method over estimated useful lives as follows:

                  Buildings and improvements                    39-40 years
                  Equipment, furnishings and fixtures            5-15 years

         F.  Deferred Expenses

         Costs of obtaining mortgages on the properties are being amortized over the mortgage term using the straight-line method, which approximates the effective interest method. Fees paid to certain of the property developers were amortized over the term of the services provided using the straight-line method. Any unamortized costs remaining at the date of a refinancing are expensed in the year of refinancing.

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

         I. Long-Lived Assets

         The Partnership's long-lived assets include property and equipment. On a quarterly basis, the partnership evaluates the recoverability of the rental properties using undiscounted cash flows from operations.

         J. Reclassification

         Certain items in the financial statements for the years ended December 31, 1995 and 1994 have been reclassified to conform to the 1996 presentation.

3. Property, at Cost

Property, at cost, consisted of the following at December 31, 1996:

                                   Initial Cost                                  Costs Capitalized     Gross Amount At Which Carried
                                        to                                         Subsequent to                at Close of Period
                                   Partnership                                      Acquisition
                      ----------------------------------------- ------------------------------------  ------------------------------

                             Buildings     Equipment                Buildings   Equipment           Buildings     Equipment
      Property                  and       Furniture                   and      Furniture               and        Furniture
     Description     Land   Improvements  & Fixtures     Land     Improvements & Fixtures  Land   Improvements   & Fixtures   Total
------------------------------------------------------------ ------------------------------------ ----------------------------------
Villas at Sin Vacas,
  a 72-unit
residential
  rental complex
located
  in Tucson, Arizona   $799,913 $3,948,060  $344,615 $22,146    $75,678   $190,059   $822,059    $4,023,738   $534,674  $5,380,471

Pinecliff, a 96-unit
 residential rental
 located in
  Colorado Springs,
  Colorado            1,242,061  5,981,166  380,288  -          81,889    169,811   1,242,061   6,063,055      550,099   7,855,215

Villa Antigua, an
88-unit
  residential rental
  complex located in
  Scottsdale, Arizona 1,610,646  3,942,388  376,709   2,262     38,576    115,354  1,612,908     3,980,964      492,063  6,085,935
                      --------------------------------------  ------------------------------    ------------------------------------

                     $3,652,620  $13,871,614   $1,101,612  $24,408  $196,143 $475,224  $3,677,028 $14,067,757 $1,576,836 $19,321,621
                     ===================================== ========================================================================

Depreciation expense for the years ended December 31, 1996, 1995 and 1994 and accumulated depreciation
    at December 31, 1996 and 1995 consisted of the following:
                                                                                            Accumulated Depreciation
                                                  Depreciation                                    December 31,
                                                     Expense
                                          1996          1995            1994                  1996           1995
                                   -----------  ------- ----      ----------                  ----           ----
Buildings and improvements             $351,694       $351,694       $351,695              $3,639,807      $3,288,113
Equipment, furnishings and               40,527         19,709         11,283               1,170,507       1,129,980
fixtures
                                   -------------------------------------------             ---------------------------

                                       $392,221       $371,403       $362,978              $4,810,314      $4,418,093
                                   ===========================================             ===========================

Each of the properties is encumbered by a nonrecourse mortgage note payable (see
Note 6).

4.  Cash and Cash Equivalents:

Cash and cash equivalents at December 31, 1996 and 1995 consisted of the following:


                                                     1996          1995
                                                     ----          ----
Cash on hand                                       $ 854,769       $ 30,848
Certificate of depo                                  211,086        100,000
Money market accoun                                 ________        349,541

                                                   $1,065,855       $480,389

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

Sin Vacas

On October 25, 1985, the Partnership acquired a majority interest in the Sin Vacas Joint Venture, which owns and operates the Villas at Sin Vacas, a 72-unit residential property located in Tucson, Arizona. Since the Partnership owns a majority interest in the Sin Vacas Joint Venture, the accounts and operations of the Sin Vacas Joint Venture have been consolidated into the Partnership.

The co-venture partner was an affiliate of Evans Withycombe, Inc. ("EWI"), a Phoenix based residential development, construction and management firm. EWI is also the developer of the Villa Sin Vacas property.

The Partnership made initial cash payments in the form of capital contributions totaling $2,458,507 and funded $398,949 of property acquisition costs which were treated as a capital contribution to the joint venture. Since completion of construction, the Partnership has made additional contributions totaling $275,167. At December 31, 1996, the total capital contributions and acquisition costs incurred were $2,713,937 and $418,686, respectively.

For the years ended December 31, 1996, 1995 and 1994 the Sin Vacas Joint Venture had net loss of $67,846 and net income of $49,277, and $65,081, respectively

JANUARY 1, 1996 THROUGH MAY 13, 1996

Net cash from operations (as defined in the joint venture agreement) was to be distributed as available to each joint venture partner quarterly as follows:

         First, to the Partnership, an amount equal to 8.75% per annum, noncumulative (computed daily on a simple noncompounded basis from the date of completion funding) of the Partnership's capital investment, as defined in the joint venture agreement;

         Second, the balance 70% to the Partnership and 30% to the co-venturer.

All losses from operations and depreciation for the Sin Vacas Joint Venture were allocated 99% to the Partnership and 1% to the co-venturer.

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

Villa Antigua

On June 11, 1987, the Partnership acquired a majority interest in the Villa Antigua Joint Venture, which owns and operates Villa Antigua, an 88-unit residential property located in Scottsdale, Arizona. Since the Partnership owns a majority interest in the Villa Antigua Joint Venture, the accounts and operations of the Villa Antigua Joint Venture have been consolidated into the Partnership.

The co-venture partner was an affiliate of Evans Withycombe, Inc. ("EWI"), a Phoenix based residential development, construction and management firm. EWI is also the developer of the Villa Antigua property.

The Partnership made initial cash payments in the form of capital contributions totaling $2,494,677 and funded $381,729 of property acquisition costs which were treated as a capital contribution to the Villa Antigua Joint Venture. Since completion of construction, the Partnership has made additional contributions totaling $85,440. At December 31, 1996, the total capital contributions and acquisition costs were $2,580,117 and $381,729, respectively.

The Villa Antigua Joint Venture had net income of $137,799, $212,408, and $130,002 for the years ended December 31,1996, 1995 and 1994.

JANUARY 1, 1996 THROUGH MAY 13, 1996

Net cash from operations (as defined in the joint venture agreement) was to be distributed as available to each joint venture partner quarterly as follows:

         First, to the Partnership, an amount equal to 10% per annum, noncumulative (computed daily on a simple noncompounded basis from the date of completion funding) of the Partnership's adjusted capital investment, as defined in the joint venture agreement;

         Second, the balance 70% to the Partnership and 30% to the co-venturer.

All losses from operations and depreciation for the Villa Antigua Joint Venture were allocated 99% to the Partnership and 1% to the co-venturer.

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

Sin Vacas and Villa Antigua

MAY 14, 1996 THROUGH DECEMBER 31, 1996

On May 14, 1996, the Partnership and certain affiliates consummated an agreement with Evans Withycombe Management, Inc. and certain of its affiliates ("EWI") which separated the interests of EWI and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of the properties. In consideration of a payment by the Partnership to EWI of $73,775 and delivery of certain mutual releases, EWI (i) relinquished its contract to manage Sin Vacas and Villa Antigua and its option to exercise its rights of first refusal with regard to the sale of those properties and (ii) assigned all of its interest in the Sin Vacas Joint Venture and the Villa Antigua Joint Venture to the Partnership (while preserving the economic interests of the venturer in these Joint Ventures), which resulted in the dissolution of the Sin Vacas Joint Venture and the Villa Antigua Joint Venture. EWI may still share in the cash flow distributions or proceeds from sale of the properties if certain performance levels are met.

Pinecliff

On July 16, 1986, the Partnership acquired Pinecliff (formerly Autumn Ridge), a 96-unit residential property located in Colorado Springs, Colorado and simultaneously contributed the property to the Autumn Ridge Joint Venture comprised of the Partnership and an affiliate of the property developer. Since the Partnership owns a majority interest in the Autumn Ridge Joint Venture, the accounts and operations of the Autumn Ridge Joint Venture have been consolidated into the Partnership.

The co-venture partner was Highland Properties, Inc. ("Highland") a Colorado based residential development, construction and management firm. Highland developed the property known as L'Auberge Pinecliff

The Partnership made initial cash payments in the form of capital contributions totaling $3,819,397 and funded $546,576 of property acquisition costs which were treated as a capital contribution to the Autumn Ridge Joint Venture. Since completion of construction, the Partnership has made additional contributions totaling $318,811. At December 31, 1996 the total capital contributions and acquisition costs incurred were $4,187,309 and $497,475, respectively.

For the years ended December 31, 1996, 1995 and 1994 the Autumn Ridge Joint Venture had net income of $116,520, $149,652, and $153,418, respectively.

JANUARY 1, 1996 THROUGH JULY 2, 1996:

Net cash from operations (as defined in the joint venture agreement) was to be distributed as available to each joint venture partner quarterly as follows:

         First, to the Partnership, an amount equal to 8% per annum, noncumulative (computed daily on a simple noncompounded basis from the date of completion funding) of the Partnership's capital investment, as defined in the joint venture agreement;

         Second, the balance 82% to the Partnership and 18% to the co-venturer.

All losses from operations and depreciation for the Autumn Ridge Joint Venture were allocated 100% to the Partnership.

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

JULY 3, 1996 THROUGH DECEMBER 31, 1996

On July 3, 1996, the Partnership and certain affiliates consummated an agreement with Highland Properties, Inc. ("Highland") which separated the interests of Highland and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of the property. In consideration of a payment by the Partnership, to Highland totaling $7,718, and delivery of certain mutual releases, Highland (i) relinquished its option to exercise its rights of first refusal with regard to the sale of the property and (ii) assigned all of its interest in the L'Auberge Pinecliff Joint Venture to the Partnership, (while preserving the economic interests of the venturer in these Joint Ventures), which resulted in the dissolution of the L'Auberge Pinecliff Joint Venture. Highland may still share in the cash flow distributions or proceeds from sale of the properties if certain performance levels are met.

The Sin Vacas Joint Venture, the Autumn Ridge Joint Venture and the Villa Antigua Joint Venture are sometimes collectively referred to as the "Joint
Ventures". These joint ventures were effectively terminated on December 31, 1996. The Partnership has eliminated various minority interests related to these joint ventures, as such, the Partnership owns 100% of the underlying assets at December 31, 1996.

6.  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the nonrecourse mortgage notes payable outstanding at December 31, 1996 and 1995 which consisted of the following:

                            1996                 1995
                            ----                 ----
Villas at Sin Vacas       $2,428,851         $2,467,255
Pinecliff                  3,112,702          3,161,919
Villa Antigua              3,018,377          3,066,104
                           ---------          ---------

                          $8,559,930         $8,695,278
                           =========          =========
Sin Vacas
Under the terms of the note, monthly principal and interest payments of $21,830, based on a fixed interest rate of 9.125%, are required over the term of the loan. The balance of the note will be due on July 15, 1997.

Pinecliff
Under the terms of the note, monthly principal and interest payments of $27,976 are required over the term of the loan, based on a fixed interest rate of 9.125%. The balance of the note will be due on July 15, 1997.

Villa Antigua
Under the terms of the note, monthly principal and interest payments of $27,128, based on a fixed interest rate of 9.125%, are required over the term of the loan. The balance of the note will be due on July 15, 1997.

As these mortgage notes payable are due in fiscal 1997, the Partnership will seek to renegotiate these mortgage notes with its existing lenders or seek new sources of financing for these properties on a long term basis. The General Partners believe that existing cash flows from the properties will be sufficient to support a level of borrowing that is at least equal to amounts outstanding as of December 31, 1996. If the general economic climate for real estate in these respective locations were to deteriorate resulting in an increase in interest rates for mortgage financing or a reduction in the availability of real estate mortgage financing or a decline in the market values of real estate it may affect the Partnership's ability to complete these refinancings.



Interest included in Accrued expenses in the Consolidated Balance Sheets at December 31, 1996 and 1995 consisted of the following:

                                             1996                      1995
                                             ----                      ----
         Villas at Sin Vacas                $9,235                 $   9,381
         Pinecliff                          11,835                    12,022
         Villa Antigua                      11,476                    11,658
                                             ------                 ---------
                                          $  32,546                 $  33,061
                                           ========                  ========

The  principal   balance  of  the  mortgage  notes  payable   appearing  on  the
consolidated balance sheets at December 31, 1996 and 1995 approximates the fair value of such notes.

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

8.  Related-Party Transactions:

Due to affiliates at December 31, 1996 and 1995 consisted of reimbursable costs payable to L'Auberge Communities, Inc., an affiliate of the General Partners, in the amounts of $8,975, and $14,278, respectively. In 1995 distributions payable to the Villa Antigua co-venturer totaled $8,895. There was no distribution payable to the co-venturer in 1996.

For the years ended December 31, 1996, 1995 and 1994, general and administrative expenses included $82,881, $84,643, and $68,625, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who perform services for the Partnership.

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

During the years ended December 31, 1996, 1995 and 1994, Evans Withycombe received property management fees of $32,475, $84,187, and $79,692, respectively. These fees were 5% of rental revenue in each time period. In addition, for the years ended December 31, 1996, 1995 and 1994, $64,954, $51,715, and $49,083, respectively, of property management fees were paid or accrued to Residential Services - L'Auberge, an affiliate of the General Partners. These fees were 4% of rental revenue in 1996, and 5% of rental revenue in 1995 and 1994.

Villa Antigua reimbursed $35,885, $34,707 and $34,878, respectively for its proportionate share of the 1996, 1995 and 1994 real estate taxes to Villa Antigua Phase II, which is an affiliate of the General Partners.