Form 10-K/A
period 1996-12-31
BERRY & BOYLE CLUSTER HOUSING PROPERTIES
filed 1997-04-09
CIK 726995

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                  FORM 10-K/A-No.1

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

The Exhibit Index is located on page:    n/a

     EXPLANATORY NOTE: This Amendment is being filed to correct a typographical error and make certain other corrections to Item 7.

PART II


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

For the year ended December 31, 1996, the Partnership's operating results were comprised of its share of the income and expenses from the Sin Vacas, L'Auberge Pinecliff (formerly Autumn Ridge) and Villa Antigua properties, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below:

                                  Sin         L'Auberge        Villa       Investment   Consolidated
                                 Vacas        Pinecliff       Antigua        Total         Total


Total revenue                     $694,550     $1,022,283       $901,463       $53,445    $2,671,741

Expenses:
  General and administrative         1,686        -                  259       381,328       383,273
  Operations                       410,622        437,646        363,192        26,368     1,237,828
  Depreciation and                 126,677        181,804        122,636       -             431,117
amortization
  Interest                         223,411        286,313        277,577       -             787,301
                              ------------- -------------- -------------- ------------- -------------
                                   762,396        905,763        763,664       407,696     2,839,519
                              ------------- -------------- --------------- ------------- ------------

Net income (loss)                ($67,846)       $116,520       $137,799    ($354,251)    ($167,778)
                              ============= ============== ============== ============= =============

For the year ended December 31, 1995, the Partnership's operating results were comprised of its share of the income and expenses from the Sin Vacas, Autumn Ridge and Villa Antigua Joint Ventures, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below:


                                  Sin         L'Auberge        Villa       Investment   Consolidated
                                 Vacas        Pinecliff       Antigua        Total         Total

Total revenue                     $755,680     $1,041,402       $930,236       $81,023    $2,808,341

Expenses:
  General and administrative         7,200          7,244          7,200       183,245       204,889
  Operations                       353,533        420,726        310,611       -           1,084,870
  Depreciation and                 118,909        173,174        118,217       -             410,300
amortization
  Interest                         226,761        290,606        281,800       -             799,167
                              ------------- -------------- -------------- ------------ -------------
                                   706,403        891,750        717,828       183,245     2,499,226
                              ------------- -------------- -------------- -------------- ------------
Net income (loss)                  $49,277       $149,652       $212,408    ($102,222)      $309,115
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

While there can be no assurance that the Partnership will dispose of any or all of its properties in 1997, on March 25, 1997, the Partnership entered into letters of intent to sell Villas Sin Vacas in Tucson, Arizona, and Villa Antigua, Phase I, in Scottsdale, Arizona, to an unaffiliated purchaser. The purchase price for Villas Sin Vacas would be approximately $5,040,000 and the purchase price for Villa Antigua, Phase I, would be approximately $6,248,000. Each letter of intent is subject to completion of customary due diligence to the satisfaction of the purchaser, the purchaser obtaining a financing commitment for the purchase of the property on commercially reasonable terms and conditions, the negotiation and execution of a definitive purchase agreement, and certain other conditions. Accordingly, there can be no assurance that the sale of such properties will be consummated in accordance with the terms of the letters of intent or at all. As a result of the foregoing, operating results of the Partnership may vary significantly during 1997.

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

Date: April 9, 1997