Form 10-Q
period 1997-03-31
BERRY & BOYLE CLUSTER HOUSING PROPERTIES
filed 1997-05-14
CIK 726995

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                                 (719) 576-5122

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

                           CONSOLIDATED BALANCE SHEETS

                                 ---------------

                                     ASSETS
                                                                                     March 31,
                                                                                        1997      December 31,
                                                                                    (Unaudited)       1996
Property, at cost:
  Land                                                                                $3,677,028     $3,677,028
  Buildings and improvements                                                          14,067,757     14,067,757
  Equipment, furnishings and                                                           1,648,890      1,576,836
fixtures
                                                                                    ------------- --------------

                                                                                      19,393,675     19,321,621
  Less accumulated depreciation                                                      (4,908,370)    (4,810,314)
                                                                                    ------------- --------------

                                                                                      14,485,305     14,511,307

Cash and cash equivalents                                                                962,444      1,065,855
Real estate tax escrows                                                                   70,089         41,632
Deposits                                                                                   3,818          3,818
Accounts receivable                                                                        4,942          2,605
Deferred expenses, net of
accumulated
  amortization of $184,766 and                                                             9,725         19,450
$175,041
                                                                                    ------------- --------------

         Total assets                                                                $15,536,323    $15,644,667
                                                                                    ============= ==============

                        LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable                                                                $8,524,125     $8,559,930
Accounts payable                                                                          98,436        115,410
Accrued expenses                                                                         191,247        195,794
Due to affiliates                                                                         15,974          8,975
(Note 7)
Rents received in advance                                                                                 4,538
                                                                                    -
Tenant security                                                                           55,463         55,320
deposits
                                                                                    ------------- --------------

         Total                                                                         8,885,245      8,939,967
liabilities


Partners' equity                                                                       6,651,078      6,704,700
                                                                                    ------------- --------------

        Total liabilities and                                                        $15,536,323    $15,644,667
partners' equity
                                                                                    ============= ==============








                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   -------------

                                                         Three Months Ended
                                                              March 31,
                                                         1997            1996
                                                       ----            ----
Revenue:
   Rental income                                        $657,818        $692,423
   Interest Income                                        10,897          16,803
                                                   -------------- ---------------

Total Revenue                                            668,715         709,226

Expenses:
   Operations                                            280,058         269,847
   Interest expense                                      195,002         198,113
   Depreciation and amortization                         107,780         100,629
   General and administrative                             42,234          72,862
                                                   -------------- ---------------

Total Expenses                                           625,074         641,451
                                                   -------------- ---------------

Net income (loss)                                        $43,641         $67,775
                                                   ============== ===============

Net income (loss) allocated to:
  General Partners                                        $2,182          $3,389

  Per unit Net income (loss)
allocated to
    Investor Limited Partner
interest:
       32,421 units                                        $1.28           $1.99
issued










                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                                 -------------

                                                                                      Investor        Total
                                                                     General          Limited       Partners'
                                                                     Partners         Partners       Equity

Balance at December 31, 1995                                          ($170,140)      $7,461,041     $7,290,901

Minority interest absorbed                                                  -            (8,895)        (8,895)

Cash distributions                                                      (20,476)       (389,052)      (409,528)

Net Income                                                               (1,678)       (166,100)      (167,778)
                                                                  ---------------   ------------- --------------

Balance at December 31, 1996                                          ($192,294)      $6,896,994     $6,704,700

Cash distributions                                                          -           (97,263)       (97,263)

Net income                                                                 2,182          41,459         43,641
                                                                  ---------------   ------------- --------------

Balance at March 31, 1997                                             ($190,112)      $6,841,190     $6,651,078
                                                                  ===============   ============= ==============







                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Three Months Ended
                                                                             March 31,
Cash flows from operating                                                1997             1996
                                                                        ----             ----
activities:
  Interest received                                                      $10,897         $39,887
  Cash received from rental income                                       653,423         682,880
  General and administrative                                           (104,433)        (65,278)
expenses
  Operations expense                                                   (253,449)       (293,429)
  Interest paid                                                        (195,002)       (198,113)
                                                                  ---------------   -------------

Net cash provided by operating                                           111,436         165,947
activities

Cash flows from investing activities:
  Purchase of fixed assets                                              (72,054)        (14,314)
  Cash received from short-term investments                             -                 90,917
                                                                  ---------------   -------------

Net cash provided by investing                                          (72,054)          76,603
activities

Cash flows from financing activities:
  Distributions to partners                                             (97,263)        (97,263)
  Cash paid for deferred costs                                           (9,725)         -
  Principal payments on mortgage notes payable                          (35,805)        (32,692)
                                                                  ---------------   -------------

Net cash used by financing                                             (142,793)       (129,955)
activities
                                                                  ---------------   -------------

Net increase (decrease) in cash and cash                               (103,411)         112,595
equivalents

Cash and cash equivalents at beginning of  the                         1,065,855         480,389
period
                                                                  ---------------   -------------

Cash and cash equivalents at end of the period                          $962,444        $592,984
                                                                  ===============   =============









                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                 -------------

Reconciliation   of  net  income  (loss)  to  net  cash  provided  by  operating activities:

                                                                                  Three Months
                                                                                      Ended
                                                                                    March 31,
                                                                       1997             1996
Net income (loss)                                                        $43,641         $67,775
Adjustments to reconcile net income (loss) to
net cash
  provided by operating activities:
  Depreciation and amortization                                          107,780         100,629
Change in assets and liabilities net of effects
of investing and financing
activities:
    Decrease in real estate tax                                         (28,457)        (34,247)
escrows
   (Increase) decrease in accounts and interest receivable               (2,337)          23,715
    (Increase) decrease in deposits and prepaid                          (9,725)         -
expenses
    Increase (decrease) in accounts payable and accrued expenses         (2,070)          18,946
    Increase (decrease) in due to                                          6,999         (1,328)
affiliates
    Decrease in rent received in                                         (4,538)        (10,495)
advance
    Increase in tenant security                                              143             952
deposits
                                                                  ---------------   -------------

Net cash provided by operating                                          $111,436        $165,947
activities
                                                                  ===============   =============



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

A total of 2,000 individual Limited Partners owning 32,421 units have contributed $16,210,500 of capital to the Partnership. At March 31, 1997, the total number of Limited Partners was 1,917. Except under certain limited circumstances, as defined in the Partnership Agreement, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

The accompanying consolidated financial statements present the activity of the Partnership for the three months ended March 31, 1997 and 1996.

The Partnership will continue until December 31, 2010, unless terminated earlier by the sale of all, or substantially all, of the assets of the Partnership, or otherwise in accordance with the provisions of Section 16 of the Partnership Agreement.

2.  Significant Accounting Policies:

         A.  Basis of Presentation

         The consolidated financial statements include the accounts of the Partnership and its properties: Sin Vacas, Pinecliff and Villa Antigua. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership follows the accrual basis of accounting.

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

         D.  Depreciation

         Depreciation is provided for by the use of the straight-line method over estimated useful lives as follows:

            Buildings and improvements                             39-40 years
            Equipment, furnishings and fixtures                     5-15 years

         E.  Deferred Expenses

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

         H. Long-Lived Assets

         The Partnership's long-lived assets include property and equipment and deferred expenses. The Partnership will evaluate the possible impairment of long-lived assets whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.

3.  Cash and Cash Equivalents:

Cash and cash equivalents at March 31, 1997 and December 31, 1996 consisted of the following:


                               1997         1996
                         ----------   ----------
Cash on hand .........   $  853,854   $  854,769
Certificate of deposit      108,590      211,086
                          __________  __________

                         $  962,444   $1,065,855

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

The Partnership made initial cash payments in the form of capital contributions totaling $2,458,507 and funded $398,949 of property acquisition costs which were treated as a capital contribution to the joint venture. Since completion of construction, the Partnership has made additional contributions totaling $275,167. At March 31, 1997, the total capital contributions and acquisition costs incurred were $2,713,937 and $418,686, respectively.

For the three months ended March 31, 1997, and 1996 the Sin Vacas Joint Venture had net income of $11,111 and $18,504, respectively.

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

The Partnership made initial cash payments in the form of capital contributions totaling $2,494,677 and funded $381,729 of property acquisition costs which were treated as a capital contribution to the Villa Antigua Joint Venture. Since completion of construction, the Partnership has made additional contributions totaling $85,440. At March 31, 1997, the total capital contributions and acquisition costs were $2,580,117 and $381,729, respectively.

The Villa Antigua Joint Venture had net income of $47,494 and $76,436 for the three months ending March 31, 1997 and 1996.

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

The co-venture partner was Highland Properties, Inc. ("Highland") a Colorado based residential development, construction and management firm.
Highland developed the property known as L'Auberge Pinecliff.

The Partnership made initial cash payments in the form of capital contributions totaling $3,819,397 and funded $546,576 of property acquisition costs which were treated as a capital contribution to the Autumn Ridge Joint Venture. Since completion of construction, the Partnership has made additional contributions totaling $323,811. At March 31, 1997 the total capital contributions and acquisition costs incurred were $4,192,309 and $497,475, respectively.

For the three months ended March 31, 1997, and 1996 the Pinecliff had net income of $16,845 and $31,484, respectively.

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


5.  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the nonrecourse mortgage notes payable outstanding at March 31, 1997 and December 31, 1996 which consisted of the following:

                            1997         1996
                      ----------   ----------
Villas at Sin Vacas   $2,418,691   $2,428,851
Pinecliff .........    3,099,682    3,112,702
Villa Antigua .....    3,005,752    3,018,377
                      ----------   ----------

                      $8,524,125   $8,559,930
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

As these mortgage notes payable are due in fiscal 1997, the Partnership will seek to renegotiate these mortgage notes with its existing lenders or seek new sources of financing for these properties on a long term basis. The General Partners believe that existing cash flows from the properties will be sufficient to support a level of borrowing that is at least equal to amounts outstanding as of March 31, 1997. If the general economic climate for real estate in these respective locations were to deteriorate resulting in an increase in interest rates for mortgage financing or a reduction in the availability of real estate mortgage financing or a decline in the market values of real estate it may affect the Partnership's ability to complete these refinancings.

Interest accrued at March 31, 1997 and December 31, 1996 consisted of the following:

                         1997      1996
                      -------   -------
Villas at Sin Vacas   $ 9,235   $ 9,235
Pinecliff .........    11,835    11,835
Villa Antigua .....    11,476    11,476
                      -------   -------

                      $32,546   $32,546
                      =======   =======

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

7.  Related-Party Transactions:

Due to affiliates at March 31, 1997 and December 31, 1996 consisted of reimbursable costs payable to L'Auberge Communities, Inc., an affiliate of the General Partners, in the amounts of $15,974, and $8,975, respectively.

For the three months ended March 31, 1997 and 1996, general and administrative expenses included $14,547 and $27,268, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

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

Residential Services - L'Auberge, formerly Berry and Boyle Residential Services, the property manager of Pinecliff, is an affiliate of the General Partners of the Partnership. For the three months ended March 31, 1997, $25,639 of property management fees were paid to Residential Services - L'Auberge for the management of Villas Sin Vacas, Villa Antigua and L'Auberge Pinecliff. As of March 31, 1996, Residential Services-L'Auberge received management fees of $12,308 for management of L'Auberge Pinecliff. During the three months ended March 31, 1996, $21,679, of property management fees were paid to Evans Withycombe, Inc. for management of Villa Sin Vacas and Villa Antigua.

8. Subsequent Event:

On May 6, 1997, the Partnership entered into a Purchase and Sales Agreement ( the "Agreement") to sell Villas Sin Vacas in Tucson, Arizona, and Villa Antigua, Phase I, in Scottsdale, Arizona, to an unaffiliated purchaser. The purchase price for Villas Sin Vacas is approximately $5,040,000 and the purchase price for Villa Antigua, Phase I, is approximately $6,248,000. The Agreement is subject to completion of customary due diligence to the satisfaction of the purchaser, and the purchaser obtaining a financing commitment for the purchase of the property on commercially reasonable terms and conditions. Under the terms of the Agreement, it is anticipated that the closing would occur within approximately 3 to 5 months after the date of the Agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Liquidity and Capital Resources

In connection with its capitalization, the Partnership admitted investors who purchased a total of 32,421 Units aggregating $16,210,500. These offering proceeds, net of organizational and offering costs of $2,431,575, provided $13,778,925 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership expended $10,410,263 to (i) acquire its joint venture interests in the Sin Vacas Joint Venture, the Villa Antigua Joint Venture, and the Autumn Ridge Joint Venture, (ii) to pay acquisition expenses, including acquisition fees to one of the General Partners, and (iii) to pay certain costs associated with the refinancing of the Autumn Ridge permanent loan. The Partnership distributed $1,731,681 to the Limited Partners as a return of capital resulting from construction cost savings with respect to the Sin Vacas, Autumn Ridge and Villa Antigua projects and other excess offering proceeds. The remaining net proceeds of $1,636,981 were used to establish initial working capital reserves. These reserves may be used periodically to enable the Partnership to meet its various financial obligations including contributions to the various joint ventures that may be required. Through March 31, 1997, $373,990 cumulatively was contributed to the joint ventures for this purpose.

The working capital reserves of the Partnership consist of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. Thus far in 1997, the aggregate net decrease in working capital reserves was $103,411. This decrease resulted primarily from cash provided by operations of $111,436 offset by distributions to partners of $97,263, purchase of fixed assets of $72,054, cash paid for deferred costs of $9,725 and $35,805 of principal payments on mortgage notes payable.

Property Status

Villas at Sin Vacas

As of March 31, 1997, the property was 89% occupied, compared to 90% approximately one year ago. At March 31, 1997 and 1996, the market rents for the various unit types were as follows:

     Unit Type .......     1997     1996
----------------------   ------   ------
One bedroom one bath .   $  835   $  835
Two bedroom two bath .    1,050    1,050
Three bedroom two bath    1,200    1,200

Pinecliff

As of March 31, 1997, the property was 81% occupied, compared to 94% approximately one year ago. At March 31, 1997 and 1996, the market rents for the various unit types were as follows:

Unit Type ............     1997     1996
----------------------   ------   ------
  One bedroom one bath   $  905   $  898
  Two bedroom two bath    1,109    1,100

Villa Antigua

As of March 31, 1997, the property was 98% occupied, compared to 100% approximately one year ago. At March 31, 1997 and 1996, the market rents for the various unit types were as follows:

     Unit Type .......     1997     1996
----------------------   ------   ------
One bedroom one bath .   $  760   $  735
Two bedroom two bath .    1,080      953
Three bedroom two bath    1,130    1,070

Results of Operations
For the three months ended March 31, 1997, the Partnership's operating results were comprised of its share of the income and expenses from the Sin Vacas, Pinecliff and Villa Antigua, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below

                                         Sin          L'Auberge          Villa      Investment     Consolidated
                                        Vacas         Pinecliff         Antigua     Partnership       Total
   Total revenue                         $185,073          $235,026       $238,173       $10,443        $668,715

   Expenses:
     General and administrative                                                           42,252          42,252
     Operations                            86,962           101,820         91,258                       280,040
     Depreciation and                      31,669            45,451         30,660                       107,780
   amortization
     Interest                              55,331            70,910         68,761                       195,002
                                    -------------- -----------------  ------------- ------------- ---------------
                                          173,962           218,181        190,679        42,252         625,074
                                    -------------- -----------------  ------------- ------------- ---------------
   Net income                             $11,111           $16,845        $47,494     ($31,809)         $43,641
                                    ============== =================  ============= ============= ===============

For the three months ended March 31, 1996, the Partnership's operating results were comprised of its share of the income and expenses from the Sin Vacas, Pinecliff and Villa Antigua, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below:

                                           Sin         L'Auberge          Villa       Investment      Consolidated
                                          Vacas        Pinecliff         Antigua      Partnership        Total
     Revenue                              $188,868         $248,144         $256,523        $15,691        $709,226

     Expenses:
       General and administrative                                                            75,112          75,112
       Operations                           85,192          102,089           80,316                        267,597
       Depreciation and                     28,958           42,530           29,141                        100,629
     amortization
       Interest                             56,214           72,041           69,858                        198,113
                                       ------------ ---------------- ---------------- -------------- ---------------
                                           170,364          216,660          179,315         75,112         641,451
                                       ------------ ---------------- ---------------- -------------- ---------------
     Net loss                              $18,504          $31,484          $77,208      ($59,421)         $67,775
                                       ============ ================ ================ ============== ===============


Comparison of Operating Results for the Three Months ended March 31, 1997 and 1996:

Total revenue decreased by $40,511 or 6% primarily due to a decrease in rental income as a result of competitive pressure from new apartment properties in the lease up phase in the local market. Operating expenses increased slightly by $12,443 (4%). General and administrative expenses have decreased $32,860 due to the re-stabilization of costs associated with Partnership administrative, financial and investor services functions following the office relocation to Colorado Springs.

Thus far in 1997, the Partnership has made the following cash distributions to its Partners:

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



                                                      CLUSTER HOUSING PROPERTIES

        By: GP L'Auberge Communities, L.P., a California
                Limited Partnership, General Partner

                     By:  L'Auberge Communities, Inc., its General Partner


                       By: __/s/ Stephen B. Boyle_______________________________
                           Stephen B. Boyle, President


                                    Date: May 13, 1997