Form 10-Q
period 1997-06-30
BERRY & BOYLE CLUSTER HOUSING PROPERTIES
filed 1997-08-08
CIK 726995

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                           CONSOLIDATED BALANCE SHEETS

                                 ---------------

                                     ASSETS
                                                                                  June 30,
                                                                                   1997          December 31,
                                                                                (Unaudited)          1996
Property, at cost:
  Land                                                                            $3,677,028        $3,677,028
  Buildings and improvements                                                      14,067,756        14,067,757
  Equipment, furnishings and fixtures                                              1,698,484         1,576,836
                                                                               --------------   ---------------

                                                                                  19,443,268        19,321,621
  Less accumulated depreciation                                                  (5,006,424)       (4,810,314)
                                                                               --------------   ---------------

                                                                                  14,436,844        14,511,307

Cash and cash equivalents                                                            772,320         1,065,855
Real estate tax escrows                                                               95,645            41,632
Deposits                                                                               4,010             3,818
Accounts receivable                                                                    1,415             2,605
Deferred expenses, net of
accumulated amortization of $194,491 and $175,041                                      -                 19,450
                                                                               --------------   ---------------

         Total assets                                                            $15,310,234       $15,644,667
                                                                               ==============   ===============

                                        LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable                                                            $8,487,499        $8,559,930
Accounts payable                                                                      40,357           115,410
Accrued expenses                                                                     208,084           195,794
Due to affiliates (Note 7)                                                             2,132             8,975
Rents received in advance                                                               -                4,538
Tenant security deposits                                                              61,995            55,320
                                                                               --------------   ---------------

         Total liabilities                                                         8,800,067         8,939,967


General Partners equity                                                            (192,294)         (192,294)
Limited Partners equity                                                            6,702,461         6,896,994
                                                                               --------------   ---------------

        Total liabilities and partners' equity                                   $15,310,234       $15,644,667
                                                                               ==============   ===============







                                           CLUSTER HOUSING PROPERTIES
                                       (a California Limited Partnership)
                                                AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                -------------

                                                      Three Months Ended             Six Months Ended
                                                           June 30,                       June 30,
                                                   1997             1996           1997              1996
                                                   ----             ----           ----              ----
Revenue:
   Rental income                                   $626,048         $675,625      $1,283,865        $1,368,048
   Interest Income                                    9,705           16,131          20,602            32,934
                                                ------------    -------------  --------------   ---------------

Total Revenue                                       635,753          691,756       1,304,467         1,400,982

Expenses:
   Operations                                       303,530          303,735         583,589           573,582
   Interest expense                                 194,180          197,363         389,182           395,476
   Depreciation and amortization                    107,781          108,078         215,561           208,707
   General and administrative                        73,908          135,263         116,142           208,125
                                                ------------    -------------  --------------   ---------------

Total Expenses                                      679,399          744,439       1,304,474         1,385,890
                                                ------------    -------------  --------------   ---------------

Net income (loss)                                 ($43,646)        ($52,683)            ($7)           $15,092
                                                ============    =============  ==============   ===============

Net income (loss) allocated to:
  General Partners                                   ($436)           ($527)            ($0)              $755

Per unit Net income (loss)
allocated to Investor Limited Partner
interest:    32,421 units issued                    ($1.33)          ($1.61)         ($0.00)             $0.44











                                          CLUSTER HOUSING PROPERTIES
                                      (a California Limited Partnership)
                                               AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                         -------------
                                                                                 Investor           Total
                                                                  General         Limited         Partners'
                                                                  Partners       Partners           Equity

Balance at December 31, 1995                                      ($170,140)      $7,461,041        $7,290,901

Minority interest absorbed                                               -           (8,895)           (8,895)

Cash distributions                                                  (20,476)       (389,052)         (409,528)

Net Income                                                           (1,678)       (166,100)         (167,778)
                                                                -------------  --------------   ---------------

Balance at December 31, 1996                                      ($192,294)      $6,896,994        $6,704,700

Cash distributions                                                       -         (194,526)         (194,526)

Net income                                                               (0)             (7)               (7)
                                                                -------------  --------------   ---------------

Balance at  June 30, 1997                                           ($192,294)      $6,702,461        $6,510,167

                                                                =============  ==============   ===============








                                           CLUSTER HOUSING PROPERTIES
                                       (a California Limited Partnership)
                                                AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Six Months Ended
                                                                                          June 30,
Cash flows from operating                                                          1997              1996
                                                                                   ----              ----
activities:
  Interest received                                                                  $20,602           $53,657
  Cash received from rental income                                                 1,285,810         1,357,008
  General and administrative expenses                                               (163,735)         (246,610)
  Operations expense                                                                (658,424)         (589,136)
  Interest paid                                                                     (389,182)         (395,476)
                                                                               --------------   ---------------

Net cash provided by operating activities                                             95,071           179,443

Cash flows from investing activities:
  Purchase of fixed assets                                                         (121,648)          (56,697)
  Cash received from short-term investments                                            -               161,128
                                                                               --------------   ---------------

Net cash provided by investing activities                                          (121,648)           104,431

Cash flows from financing activities:
  Distributions to partners                                                        (194,526)         (194,526)
  Deposits                                                                              -              (2,125)
  Principal payments on mortgage notes payable                                      (72,432)          (66,136)
                                                                               --------------   ---------------

Net cash used by financing activities                                              (266,958)         (262,787)
                                                                               --------------   ---------------

Net increase (decrease) in cash and cash equivalents                               (293,535)            21,087

Cash and cash equivalents at beginning of  the period                              1,065,855           480,389
                                                                               --------------   ---------------

Cash and cash equivalents at end of the period                                      $772,320          $501,476
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









                                           CLUSTER HOUSING PROPERTIES
                                       (a California Limited Partnership)
                                                AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                 -------------

Reconciliation   of  net  income  (loss)  to  net  cash  provided  by  operating activities:

                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                   1997              1996
                                                                                   ----              ----
Net income (loss)                                                                       ($7)           $15,092
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                                                      215,561           208,707
Change in assets and liabilities net of effects
of investing and financing activities:
    Decrease in real estate tax escrows                                              (54,013)          (66,307)
   (Increase) decrease in accounts and interest receivable                             1,190            18,454
    Increase (decrease) in accounts payable and accrued expenses                     (62,762)           42,401
    Increase (decrease) in due to affiliates                                          (6,843)          (27,864)
    Decrease in rent received in advance                                              (4,730)          (11,267)
    Increase in tenant security deposit                                                6,675               227
                                                                               --------------   ---------------

Net cash provided by operating activities                                            $95,071          $179,443
                                                                               ==============   ===============




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

A total of 2,000 individual Limited Partners owning 32,421 units have contributed $16,210,500 of capital to the Partnership. At June 30, 1997, the total number of Limited Partners was 1,917. Except under certain limited circumstances, as defined in the Partnership Agreement, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

The accompanying consolidated financial statements present the activity of the Partnership for the six months ended June, 1997 and 1996.

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

         H. Long-Lived Assets

         The Partnership's long-lived assets include property and equipment and deferred expenses. The Partnership evaluates rental properties for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from rental properties is less than its carrying value. Upon determination that a permanent impairment has occurred, rental properties are reduced to fair value. For the year ended December 31, 1996 and the quarter ended June 30, 1997, permanent impairment conditions did not exist at any of the Partnership's properties.

3.  Cash and Cash Equivalents:

Cash and cash equivalents at June 30, 1997, and December 31, 1996, consisted of the following:


                                                       1997             1996
                                                   ----------         ----------
Cash on hand .............................         $   95,799         $  854,769
Certificate of deposit ...................            211,086
Money market account .....................            676,521
                                                   ----------        ----------

                                                   $  772,320         $1,065,855

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

Sin Vacas

On October 25, 1985, the Partnership acquired a majority interest in the Sin Vacas Joint Venture, which owns, and operates the Villas at Sin Vacas, a 72-unit residential property located in Tucson, Arizona. Since the Partnership controls and owns a majority interest in the Sin Vacas Joint Venture, the accounts and operations of the Sin Vacas Joint Venture have been consolidated into the Partnership.

The co-venture partner was an affiliate of Evans Withycombe, Inc. ("EWI"), a Phoenix based residential development, construction and management firm. EWI is also the developer of the Villa Sin Vacas property.

The Partnership made initial cash payments in the form of capital contributions totaling $2,458,507 and funded $398,949 of property acquisition costs which were treated as a capital contribution to the joint venture. Since completion of construction, the Partnership has made additional contributions totaling $275,167. At June 30, 1997, the total capital contributions and acquisition costs incurred were $2,713,937 and $418,686, respectively.

For the six months ended June 30, 1997 and 1996, Sin Vacas had net income of $5,835 and a net loss of $17,584, respectively.

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

Villa Antigua

On June 11, 1987, the Partnership acquired a majority interest in the Villa Antigua Joint Venture, which owns, and operates Villa Antigua, an 88-unit residential property located in Scottsdale, Arizona. Since the Partnership controls and owns a majority interest in the Villa Antigua Joint Venture, the accounts and operations of the Villa Antigua Joint Venture have been consolidated into the Partnership.

The co-venture partner was an affiliate of Evans Withycombe, Inc. ("EWI"), a Phoenix based residential development, construction and management firm. EWI is also the developer of the Villa Antigua property.

The Partnership made initial cash payments in the form of capital contributions totaling $2,494,677 and funded $381,729 of property acquisition costs which were treated as a capital contribution to the Villa Antigua Joint Venture. Since completion of construction, the Partnership has made additional contributions totaling $85,440. At June 30, 1997, the total capital contributions and acquisition costs were $2,580,117 and $381,729, respectively.

Villa Antigua had net income of $58,269 and $122,461 for the six months ended June, 1997 and 1996, respectively.

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

MAY 14, 1996 THROUGH JUNE 30, 1997

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

Pinecliff

On July 16, 1986, the Partnership acquired Pinecliff (formerly Autumn Ridge), a 96-unit residential property located in Colorado Springs, Colorado and simultaneously contributed the property to the Autumn Ridge Joint Venture comprised of the Partnership and an affiliate of the property developer. Since the Partnership controls and owns a majority interest in the Autumn Ridge Joint Venture, the accounts and operations of the Autumn Ridge Joint Venture have been consolidated into the Partnership.

The co-venture partner was Highland Properties, Inc. ("Highland"), a Colorado based residential development,construction and management firm. Highland developed the property known as L'Auberge Pinecliff.

The Partnership made initial cash payments in the form of capital contributions totaling $3,819,397 and funded $546,576 of property acquisition costs which were treated as a capital contribution to the Autumn Ridge Joint Venture. Since completion of construction, the Partnership has made additional contributions totaling $323,811. At June 30, 1997, the total capital contributions and acquisition costs incurred were $4,192,309 and $497,475, respectively.

For the six months ended June 30, 1997 and 1996, L'Auberge Pinecliff had a net income of $32,604 and $88,700, respectively.

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

JULY 3, 1996 THROUGH JUNE 30, 1997

On July 3, 1996, the Partnership and certain affiliates consummated an agreement with Highland Properties, Inc. ("Highland") which separated the interests of Highland and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of the property. In consideration of a payment by the Partnership to Highland totaling $7,718 and delivery of certain mutual releases, Highland (i) relinquished its option to exercise its rights of first refusal with regard to the sale of the property and (ii) assigned all of its interest in the L'Auberge Pinecliff Joint Venture to the Partnership, (while preserving the economic interests of the venturer in these Joint Ventures), which resulted in the dissolution of the L'Auberge Pinecliff Joint Venture. Highland may still share in the cash flow distributions or proceeds from sale of the properties if certain performance levels are met.

The Sin Vacas Joint Venture, the Autumn Ridge Joint Venture and the Villa Antigua Joint Venture are sometimes collectively referred to as the "Joint
Ventures". These joint ventures were effectively terminated on December 31, 1996. The Partnership has eliminated various minority interests related to these joint ventures; as such, the Partnership owns 100% of the underlying assets at December 31, 1996.


5.  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the nonrecourse mortgage notes payable outstanding at June 30, 1997 and December 31, 1996 which consisted of the following:

                                                     1997                1996
                                                  ----------          ----------
Villas at Sin Vacas ....................          $2,408,299          $2,428,851
Pinecliff ..............................           3,086,363           3,112,702
Villa Antigua ..........................           2,992,837           3,018,377
                                                  ----------          ----------

                                                  $8,487,499          $8,559,930
                                                  ==========          ==========

Sin Vacas
On June 30, 1992, Villas at Sin Vacas refinanced its permanent loan using the proceeds of a new first mortgage loan in the amount of $2,575,000. Under the terms of the note, monthly principal and interest payments of $21,830, based on a fixed interest rate of 9.125%, are required over the term of the loan. The lender has agreed to extend the maturity date of the note from July 15, 1997 to July 15, 1998, with the same interest rate.

Pinecliff
On June 30, 1992, Pinecliff refinanced its permanent loan using the proceeds of a new first mortgage loan in the amount of $3,300,000. Under the terms of the note, monthly principal and interest payments of $27,976 are required over the term of the loan, based on a fixed interest rate of 9.125%. The lender has agreed to extend the maturity date of the note from July 15, 1997 to July 15, 1998, with the same interest rate.

Villa Antigua
On June 30, 1992, Villa Antigua refinanced its permanent loan using the proceeds of a new first mortgage loan in the amount of $3,200,000. Under the terms of the note, monthly principal and interest payments of $27,128, based on a fixed interest rate of 9.125%, are required over the term of the loan, based on a fixed interest rate of 9.125%. The lender has agreed to extend the maturity date of the note from July 15, 1997 to July 15, 1998, with the same interest rate.

Interest accrued at June 30, 1997, and December 31, 1996, consisted of the following:

                                                          1997              1996
                                                       -------           -------
Villas at Sin Vacas ........................           $ 9,235           $ 9,235
Pinecliff ..................................            11,835            11,835
Villa Antigua ..............................            11,476            11,476
                                                       -------           -------

                                                       $32,546           $32,546
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

7.  Related-Party Transactions:

Due to affiliates at June 30, 1997, and December 31, 1996, consisted of reimbursable costs payable to L'Auberge Communities Inc., an affiliate of the General Partners, in the amounts of $2,132 and $8,975, respectively.

For the six months ended June 30, 1997 and 1996, general and administrative expenses included $26,870 and $39,440, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

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

Residential Services - L'Auberge, formerly Berry and Boyle Residential Services, the property manager of Pinecliff, Villas Sin Vacas and Villa Antigua, is an affiliate of the General Partners of the Partnership. For the six months ended June 30, 1997, property management fees of $50,038 were paid to Residential Services - L'Auberge. For the six months ending June 30, 1996, Residential Services-L'Auberge was paid $24,880 for the management of L'Auberge Pinecliff. For the management of Villa sin Vacas and Villa Antigua, $39,440 of property management fees were paid to Evans Withycombe, Inc., until the termination of the Management Agreement on May 15, 1996.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Liquidity and Capital Resources

In connection with its capitalization, the Partnership admitted investors who purchased a total of 32,421 Units aggregating $16,210,500. These offering proceeds, net of organizational and offering costs of $2,431,575, provided $13,778,925 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership expended $10,410,263 to (i) acquire its joint venture interests in the Sin Vacas Joint Venture, the Villa Antigua Joint Venture, and the Autumn Ridge Joint Venture, (ii) to pay acquisition expenses, including acquisition fees to one of the General Partners, and (iii) to pay certain costs associated with the refinancing of the Autumn Ridge permanent loan. The Partnership distributed $1,731,681 to the Limited Partners as a return of capital resulting from construction cost savings with respect to the Sin Vacas, Autumn Ridge and Villa Antigua projects and other excess offering proceeds. The remaining net proceeds of $1,636,981 have been used to establish initial working capital reserves sufficient to meet future needs of the Partnership, including contributions to the various properties that may be required.
Through June 30, 1997, $373,990 cumulatively was contributed to the properties for this purpose.

The working capital reserves of the Partnership consist of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. Thus far in 1997, the aggregate net decrease in working capital reserves was $293,535. This decrease resulted primarily from cash provided by operations of $95,071 offset by distributions to partners of $194,526, purchase of fixed assets of $121,648, and $72,432 of principal payments on mortgage notes payable.

Property Status

Villas at Sin Vacas

As  of  June  30,  1997,  the  property  was  83%  occupied,   compared  to  80%
approximately one year ago. At June 30, 1997 and 1996, the market rents for the various unit types were as follows:

     Unit Type ...............................             1997             1996
----------------------------------------------           ------           ------
One bedroom one bath .........................           $  835           $  835
Two bedroom two bath .........................            1,050            1,050
Three bedroom two bath .......................            1,200            1,200

Pinecliff

As  of  June  30,  1997,  the  property  was  83%  occupied,   compared  to  90%
approximately one year ago. At June 30, 1997 and 1996, the market rents for the various unit types were as follows:

Unit Type ....................................             1997             1996
----------------------------------------------           ------           ------
  One bedroom one bath .......................           $  905           $  910
  Two bedroom two bath .......................            1,118            1,120

Villa Antigua

As  of  June  30,  1997,  the  property  was  81%  occupied,   compared  to  87%
approximately one year ago. At June 30, 1997 and 1996, the market rents for the various unit types were as follows:

     Unit Type ...............................             1997             1996
----------------------------------------------           ------           ------
One bedroom one bath .........................           $  760           $  775
Two bedroom two bath .........................              925              925
Three bedroom two bath .......................            1,105            1,080

Results of Operations
For the three months ended June 30, 1997, the Partnership's operating results were comprised of its share of the income and expenses from the Sin Vacas, Pinecliff and Villa Antigua, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below.

                                         Sin         L'Auberge          Villa       Investment         Consolidated
                                        Vacas        Pinecliff         Antigua      Partnership           Total
    Total revenue                        $173,400        $247,148         $206,203          $9,002          $635,753

    Expenses:
      General and administrative                                                            73,908            73,908
      Operations                           91,907         115,327           96,296                           303,530
      Depreciation and amortization        31,670          45,450           30,661                           107,781
      Interest                             55,098          70,611           68,471                           194,180
                                     ------------- ---------------  --------------- ---------------   ---------------
                                          178,675         231,388          195,428          73,908           679,399
                                     ------------- ---------------  --------------- ---------------   ---------------
    Net income                           ($5,275)         $15,760          $10,775       ($64,906)         ($43,646)
                                     ============= ===============  =============== ===============   ===============

For the three months ended June 30, 1996, the Partnership's operating results were comprised of its share of the income and expenses from the Sin Vacas, Pinecliff and Villa Antigua, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below.

                                           Sin         L'Auberge         Villa        Investment       Consolidated
                                          Vacas        Pinecliff        Antigua       Partnership         Total
    Revenue                                $169,042       $279,976         $227,734         15,004            691,756

    Expenses:
      General and administrative              1,686                             259        133,318            135,263
      Operations                            114,214        106,934           81,837            750            303,735
      Depreciation and amortization          33,229         44,057           30,792                           108,078
      Interest                               56,001         71,768           69,594                           197,363
                                       ------------- --------------  --------------- --------------  -----------------
                                            205,130        222,759          182,482        134,068            744,439
                                       ------------- --------------  --------------- --------------  -----------------
    Net loss                              ($36,088)        $57,217          $45,252     ($119,064)          ($52,683)
                                       ============= ==============  =============== ==============  =================

For the six months ended June, 1997, the Partnership's operating results were comprised of its share of the income and expenses from the Sin Vacas, Pinecliff and Villa Antigua, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below.

                                          Sin          L'Auberge          Villa      Investment         Consolidated
                                         Vacas         Pinecliff         Antigua     Partnership           Total
   Total revenue                          $358,472         $482,174        $444,376         $19,445        $1,304,467

   Expenses:
     General and administrative                                                             116,142           116,142
     Operations                            178,869          217,148         187,554              18           583,589
     Depreciation and amortization          63,339           90,901          61,321                           215,561
     Interest                              110,429          141,521         137,232                           389,182
                                     -------------- ----------------  -------------- ---------------   ---------------
                                           352,637          449,570         386,107         116,160         1,304,474
                                     -------------- ----------------  -------------- ---------------   ---------------
   Net income                               $5,835          $32,604         $58,269       ($96,715)              ($7)
                                     ============== ================  ============== ===============   ===============

For the six months ended June 30, 1996, the Partnership's operating results were comprised of its share of the income and expenses from the Sin Vacas, Pinecliff and Villa Antigua, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below.

                                             Sin         L'Auberge         Villa       Investment      Consolidated
                                            Vacas        Pinecliff        Antigua      Partnership         Total
   Revenue                                   $357,910        $528,120       $484,257         30,695         1,400,982

   Expenses:
     General and administrative                 1,686                            259        206,180           208,125
     Operations                               199,406         209,024        162,152          3,000           573,582
     Depreciation and amortization             62,187          86,587         59,933                          208,707
     Interest                                 112,215         143,809        139,452                          395,476
                                         ------------- --------------- -------------- --------------  ----------------
                                              375,494         439,420        361,796        209,180         1,385,890
                                         ------------- --------------- -------------- --------------  ----------------
   Net loss                                 ($17,584)         $88,700       $122,461     ($178,485)           $15,092
                                         ============= =============== ============== ==============  ================

Comparison of Operating Results for the Six Months Ended June 30, 1997 and 1996:

Total revenue decreased by $96,515 or 7% primarily due to a decrease in rental income as a result of competitive pressure from new apartment properties in the lease up phase in the local market. Operating expenses increased by $10,007 (2%) primarily due to one-time costs of preparing the properties for disposition, including an increase advertising, promotions, repairs and maintenance. General and administrative expenses have decreased by $91,983, of which $73,775 was the Evans Withycombe termination fee in 1996. A contributing factor to the additional reduction of $18,208 was primarily due to the re-stabilization of costs associated with Partnership administrative, financial and investor services functions following the office relocation to Colorado Springs.

Thus far in 1997, the Partnership has made $194,526 of cash distributions to its Limited Partners and $-0- to the General Partners.

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