Form 10-K/A
period 1996-12-31
BERRY & BOYLE CLUSTER HOUSING PROPERTIES
filed 1997-10-08
CIK 726995

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                FORM 10-K/A-No.2

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

     EXPLANATORY NOTE: This Amendment is being filed to include a signed Report of Independent Accountants.


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




COOPERS & LYBRAND L.L.P.
Denver , Colorado
February 28, 1997