Form 10-K/A
period 1996-12-31
BERRY & BOYLE CLUSTER HOUSING PROPERTIES
filed 1997-10-20
CIK 726995

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                FORM 10-K/A-No.3

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

Date: October 20, 1997




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                                 Title               Date



__/s/ Stephen B. Boyle       Director, President and      October 20, 1997
  --------------------
  STEPHEN B. BOYLE           Principal Executive
                             Officer of L'Auberge Communities, Inc.



__/s/ Earl C. Roberston    Executive Vice President and      October 20, 1997
  ---------------------
  EARL C. ROBERTSON        Principal Financial Officer of
                           L'Auberge Communities, Inc.

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