Form 10-Q
period 1997-09-30
BERRY & BOYLE CLUSTER HOUSING PROPERTIES
filed 1997-11-13
CIK 726995

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to ________________

                           Commission File No. 0-13556

                           Cluster Housing Properties
                       (A California Limited Partnership)
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                              California 04-2817478
-------------------------------------------------------------------------------
                (State or other jurisdiction of (I.R.S.  Employer  incorporation or organization) Identification No.)

                  5110 Langdale Way, Colorado Springs CO 80906
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (719) 576-5122
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                           CONSOLIDATED BALANCE SHEETS

                                 ---------------

                                     ASSETS
                                                                                      September 30
                                                                                          1997            December 31,
                                                                                       (Unaudited)            1996
Property, at cost:
  Land                                                                                    $3,677,028          $3,677,028
  Buildings and improvements                                                              14,067,756          14,067,757
  Equipment, furnishings and fixtures                                                      1,811,930           1,576,836
                                                                                     ----------------   -----------------

                                                                                          19,556,714          19,321,621
  Less accumulated depreciation                                                          (5,123,653)         (4,810,314)
                                                                                     ----------------   -----------------

                                                                                          14,433,061          14,511,307

Cash and cash equivalents                                                                    691,777           1,065,855
Real estate tax escrows                                                                       55,667              41,632
Deposits                                                                                       4,993               3,818
Accounts receivable                                                                            1,643               2,605
Deferred expenses, net of accumulated
  amortization of $194,491 and $175,041                                                        -                  19,450
                                                                                     ----------------   -----------------

         Total assets                                                                    $15,187,141         $15,644,667
                                                                                     ================   =================

                        LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable                                                                    $8,450,031          $8,559,930
Accounts payable                                                                             212,892             115,410
Accrued expenses                                                                             166,122             195,794
Due to affiliates (Note 7)                                                                     5,429               8,975
Rents received in advance                                                                       -                  4,538
Tenant security deposits                                                                      63,706              55,320
                                                                                     ----------------   -----------------

         Total liabilities                                                                  8,898,180           8,939,967


General Partners equity                                                                    (193,533)           (192,294)
Limited Partners equity                                                                    6,482,495           6,896,994
                                                                                     ----------------   -----------------

        Total liabilities and partners' equity                                           $15,187,141         $15,644,667
                                                                                     ================   =================








                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  -------------


                                                           Three Months Ended               Nine Months Ended
                                                              September 30                      September 30
                                                        1997              1996            1997                1996
                                                        ----              ----            ----                ----
Revenue:
   Rental income                                        $612,106           $620,167       $1,895,970          $1,988,215
   Interest Income                                         8,462             10,071           29,064              43,005
                                                    -------------    --------------- ----------------   -----------------

Total Revenue                                            620,568            630,238        1,925,034           2,031,220

Expenses:
   Operations                                            372,008            312,323          955,597             885,905
   Interest expense                                      200,837            196,534          590,019             592,010
   Depreciation and amortization                         117,228            104,521          332,789             313,228
   General and administrative                             54,437             87,866          170,579             295,991
                                                    -------------    --------------- ----------------   -----------------

Total Expenses                                           744,510            701,244        2,048,984           2,087,134
                                                    -------------    --------------- ----------------   -----------------

Net income (loss)                                     ($123,942)          ($71,006)       ($123,950)           ($55,914)
                                                    =============    =============== ================   =================

Net income (loss) allocated to:
  General Partners                                      ($1,239)             ($710)         ($1,240)              ($559)

  Per unit Net income (loss) allocated
to
    Investor Limited Partner interest:
       32,421 units                                      ($3.78)            ($2.17)          ($3.78)             ($1.71)
issued










                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                           -------------
                                                                                        Investor             Total
                                                                        General          Limited           Partners'
                                                                        Partners        Partners             Equity

Balance at December 31, 1995                                             ($170,140)       $7,461,041          $7,290,901

Minority interest absorbed                                                     -             (8,895)             (8,895)

Cash distributions                                                         (20,476)        (389,052)           (409,528)

Net Income                                                                  (1,678)        (166,100)           (167,778)
                                                                     --------------- ----------------   -----------------

Balance at December 31, 1996                                             ($192,294)       $6,896,994          $6,704,700

Cash distributions                                                             -           (291,789)           (291,789)

Net income                                                                  (1,240)        (122,711)           (123,950)
                                                                     --------------- ----------------   -----------------

Balance at September 30, 1997                                            ($193,533)       $6,482,495          $6,288,961
                                                                     =============== ================   =================
















                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             Nine Months Ended
                                                                                                September 30
Cash flows from operating activities:                                                     1997                1996
                                                                                          ----                ----
  Interest received                                                                          $29,064             $64,613
  Cash received from rental income                                                         1,900,718           1,980,606
  General and administrative expenses                                                      (203,874)           (326,839)
  Operations expense                                                                       (872,010)           (830,475)
  Interest paid                                                                            (591,194)           (593,482)
                                                                                     ----------------   -----------------

Net cash provided by operating activities                                                    262,704             294,423

Cash flows from investing activities:
  Purchase of fixed assets                                                                 (235,094)           (164,643)
  Cash received from short-term investments                                                 -                    237,802
                                                                                     ----------------   -----------------

Net cash provided by investing activities                                                  (235,094)              73,159

Cash flows from financing activities:
  Distributions to partners                                                                (291,789)           (291,789)
  Deposits                                                                                     -                 (3,025)
  Principal payments on mortgage notes payable                                             (109,899)           (100,349)
                                                                                     ----------------   -----------------

Net cash used by financing activities                                                      (401,688)           (395,163)
                                                                                     ----------------   -----------------

Net increase (decrease) in cash and cash equivalents                                       (374,078)            (27,581)

Cash and cash equivalents at beginning of  the period                                      1,065,855             480,389
                                                                                     ----------------   -----------------

Cash and cash equivalents at end of the period                                              $691,777            $452,808
                                                                                     ================   =================









                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                  -------------

Reconciliation   of  net  income  (loss)  to  net  cash  provided  by  operating activities:

                                                                                            Nine Months Ended
                                                                                                September 30
                                                                                          1997                1996
                                                                                          ----                ----
Net income (loss)                                                                         ($123,950)           ($55,914)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                                                              332,789             313,228
Change in assets and liabilities net of effects
of investing and financing activities:
    Decrease in real estate tax escrows                                                     (14,035)            (35,540)
   (Increase) decrease in accounts and interest receivable                                       962              19,639
    (Increase) decrease in deposits and prepaid expenses                                     (1,175)               (900)
    Increase (decrease) in accounts payable and accrued expenses                              66,910              83,604
    Increase (decrease) in due to                                                            (3,545)            (22,085)
affiliates
    Decrease in rent received in advance                                                     (3,638)            (10,495)
    Increase in tenant security deposits                                                       8,386               2,886
                                                                                     ----------------   -----------------

Net cash provided by operating activities                                                   $262,704            $294,423
                                                                                     ================   =================


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

A total of 2,000 individual Limited Partners owning 32,421 units have contributed $16,210,500 of capital to the Partnership. At September 30, 1997, the total number of Limited Partners was 1,917. Except under certain limited circumstances, as defined in the Partnership Agreement, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

The accompanying consolidated financial statements present the activity of the Partnership for the nine months ended September 30, 1997 and 1996.

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

3.  Cash and Cash Equivalents:

Cash and cash equivalents at September 30, 1997, and December 31, 1996, consisted of the following:


                                                         1997               1996
                                                   ----------         ----------
Cash on hand .............................         $  158,161         $  854,769
Certificate of deposit ...................            211,086
Money market account .....................            533,616
                                                    ----------        ----------

                                                   $  691,777         $1,065,855

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

The Partnership made initial cash payments in the form of capital contributions totaling $2,458,507 and funded $398,949 of property acquisition costs which were treated as a capital contribution to the joint venture. Since completion of construction, the Partnership has made additional contributions totaling $275,167. At September 30, 1997, the total capital contributions and acquisition costs incurred were $2,713,937 and $418,686, respectively.

For the nine months ended September 30, 1997 and 1996, Sin Vacas had net loss of $15,690 and $58,266, respectively.

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

The Partnership made initial cash payments in the form of capital contributions totaling $2,494,677 and funded $381,729 of property acquisition costs which were treated as a capital contribution to the Villa Antigua Joint Venture. Since completion of construction, the Partnership has made additional contributions totaling $85,440. At September 30, 1997, the total capital contributions and acquisition costs were $2,580,117 and $381,729, respectively.

Villa Antigua had net income of $16,603 and $145,859 for the nine months ended September 30, 1997 and 1996, respectively.

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

MAY 14, 1996 THROUGH SEPTEMBER 30, 1997

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

The co-venture partner was Highland Properties, Inc. ("Highland"), a Colorado based residential development, construction and management firm.
Highland developed the property known as L'Auberge Pinecliff.

The Partnership made initial cash payments in the form of capital contributions totaling $3,819,397 and funded $546,576 of property acquisition costs which were treated as a capital contribution to the Autumn Ridge Joint Venture. Since completion of construction, the Partnership has made additional contributions totaling $323,811. At September 30, 1997, the total capital contributions and acquisition costs incurred were $4,192,309 and $497,475, respectively.

For the nine months ended September 30, 1997 and 1996, L'Auberge Pinecliff had a net income of $18,812 and $120,035, respectively.

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

JULY 3, 1996 THROUGH SEPTEMBER 30, 1997

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


5.  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the nonrecourse mortgage notes payable outstanding at September 30, 1997 and December 31, 1996 which consisted of the following:

                                                        1997                1996
                                                  ----------          ----------
Villas at Sin Vacas ....................          $2,397,667          $2,428,851
Pinecliff ..............................           3,072,739           3,112,702
Villa Antigua ..........................           2,979,625           3,018,377
                                                  ----------          ----------

                                                  $8,450,031          $8,559,930
                                                  ==========          ==========

Sin Vacas
On June 30, 1992, Villas at Sin Vacas refinanced its permanent loan using the proceeds of a new first mortgage loan in the amount of $2,575,000. Under the terms of the note, monthly principal and interest payments of $21,830, based on a fixed interest rate of 9.125%, are required over the term of the loan. The maturity date of the note is July 15, 1998.

Pinecliff
On June 30, 1992, Pinecliff refinanced its permanent loan using the proceeds of a new first mortgage loan in the amount of $3,300,000. Under the terms of the note, monthly principal and interest payments of $27,976 are required over the term of the loan, based on a fixed interest rate of 9.125%. The maturity date of the note is July 15, 1998.

Villa Antigua
On June 30, 1992, Villa Antigua refinanced its permanent loan using the proceeds of a new first mortgage loan in the amount of $3,200,000. Under the terms of the note, monthly principal and interest payments of $27,128, based on a fixed interest rate of 9.125%, are required over the term of the loan, based on a fixed interest rate of 9.125%. The maturity date of the note is July 15, 1998.

Interest accrued at September 30, 1997, and December 31, 1996, consisted of the following:

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

7.  Related-Party Transactions:

Due to affiliates at September 30, 1997, and December 31, 1996, consisted of reimbursable costs payable to L'Auberge Communities Inc., an affiliate of the General Partners, in the amounts of $5,429 and $8,975, respectively.

For the nine months ended September 30, 1997 and 1996, general and administrative expenses included $45,064 and $66,026, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

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

Residential Services - L'Auberge, formerly Berry and Boyle Residential Services, the property manager of Pinecliff, Villas Sin Vacas and Villa Antigua, is an affiliate of the General Partners of the Partnership. For the nine months ended September 30, 1997, property management fees of $73,654 were paid to Residential Services - L'Auberge. For the nine months ended September 30, 1996, Residential Services-L'Auberge was paid $43,972 for the management of L'Auberge Pinecliff. For the management of Villa Sin Vacas and Villa Antigua, $39,440 of property management fees were paid to Evans Withycombe, Inc., until the termination of the Management Agreement on May 15, 1996.

8. Subsequent Event:

On May 6, 1997, the Partnership entered into a Purchase and Sales Agreement ( the "Agreement") to sell Villas Sin Vacas in Tucson, Arizona, to an unaffiliated purchaser. The purchase price for Villas Sin Vacas is approximately $5,040,000. The Agreement is subject to completion of customary due diligence to the satisfaction of the purchaser, and the purchaser obtaining a financing commitment for the purchase of the property on commercially reasonable terms and conditions. Under the terms of the Agreement, it is anticipated that the closing would occur within approximately 3 to 6 months after the date of the Agreement.

On October 10, 1997, Villa Antigua, Phase I was sold pursuant to the terms of a Purchase and Sale Agreement and Escrow Instructions, dated as of May 6, 1997 as amended. Villa Antigua was sold to Villa Antigua Condominium Ventures Limited Partnership, an Arizona limited partnership unaffiliated with the Partnership. The purchase price for Villa Antigua Phase I was $6,248,000 subject to certain customary adjustments and the repayment of mortgage financing in the amount of $3,010,362, paid at closing utilizing a portion of proceeds from the sale.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Liquidity and Capital Resources

In connection with its capitalization, the Partnership admitted investors who purchased a total of 32,421 Units aggregating $16,210,500. These offering proceeds, net of organizational and offering costs of $2,431,575, provided $13,778,925 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership expended $10,410,263 to (i) acquire its joint venture interests in the Sin Vacas Joint Venture, the Villa Antigua Joint Venture, and the Autumn Ridge Joint Venture, (ii) to pay acquisition expenses, including acquisition fees to one of the General Partners, and (iii) to pay certain costs associated with the refinancing of the Autumn Ridge permanent loan. The Partnership distributed $1,731,681 to the Limited Partners as a return of capital resulting from construction cost savings with respect to the Sin Vacas, Autumn Ridge and Villa Antigua projects and other excess offering proceeds. The remaining net proceeds of $1,636,981 have been used to establish initial working capital reserves sufficient to meet future needs of the Partnership, including contributions to the various properties that may be required. Through September 30, 1997, $373,990 cumulatively was contributed to the properties for this purpose.

The working capital reserves of the Partnership consist of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various properties. Thus far in 1997, the aggregate net decrease in working capital reserves was $374,078. This decrease resulted primarily from cash provided by operations of $262,704 offset by distributions to partners of $291,789, purchase of fixed assets of $235,094, and $109,899 of principal payments on mortgage notes payable.

On October 10, 1997, Villa Antigua Phase I was sold for $6,248,000. See Item 8. Subsequent Event.

Property Status

Villas at Sin Vacas

As of September 30, 1997, the property was 94% occupied, compared to 84% approximately one year ago. At September 30, 1997 and 1996, the market rents for the various unit types were as follows:

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

Pinecliff

As of September 30, 1997, the property was 82% occupied, compared to 91% approximately one year ago. At September 30, 1997 and 1996, the market rents for the various unit types were as follows:

Unit Type ....................................             1997             1996
----------------------------------------------           ------           ------
  One bedroom one bath .......................           $  925           $  890
  Two bedroom two bath .......................            1,150            1,099

Villa Antigua

As of September 30, 1997, the property was 86% occupied, compared to 85% approximately one year ago. At September 30, 1997 and 1996, the market rents for the various unit types were as follows:

     Unit Type ...............................             1997             1996
----------------------------------------------           ------           ------
One bedroom one bath .........................           $  760           $  760
Two bedroom two bath .........................              925              925
Three bedroom two bath .......................            1,105            1,080

Results of Operations
For the three months ended September 30, 1997, the Partnership's operating results were comprised of its share of the income and expenses from the Sin Vacas, Pinecliff and Villa Antigua, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below.

                                        Sin           L'Auberge          Villa         Investment     Consolidated
                                       Vacas          Pinecliff         Antigua        Partnership       Total
Total revenue                           $180,182          $232,856         $200,053         $7,477         $620,568

Expenses:
  General and administrative                                                                54,436           54,437
  Operations                             110,364           123,269          138,375                         372,008
  Depreciation and amortization           33,983            50,575           32,670                         117,228
  Interest                                57,359            72,804           70,674                         200,837
                                    -------------   --------------- ----------------   ------------  ---------------
                                         201,706           246,648          241,719         54,436          744,510
                                    -------------   --------------- ----------------   ------------  ---------------
Net income                             ($21,524)         ($13,792)        ($41,666)      ($46,959)       ($123,942)
                                    =============   =============== ================   ============  ===============

For the three months ended September 30, 1996, the Partnership's operating results were comprised of its share of the income and expenses from the Sin
Vacas, Pinecliff and Villa Antigua, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below.

                                        Sin          L'Auberge          Villa        Partnership       Consolidated
                                       Vacas         Pinecliff         Antigua          Level             Totals
Revenue:                                 $160,684        $258,420         $201,159           9,975          $630,238

Expenses:
  General and administrative             -               -                -                 87,866            87,866
  Operations                              115,086         111,538           78,533           7,166           312,323
  Depreciation and amortization            30,497          44,058           29,966                           104,521
  Interest                                 55,783          71,489           69,262           -                196,534

                                  ---------------- ---------------  ---------------  ---------------   ---------------
                                          201,366         227,085          177,761          95,032           701,244
                                  ---------------- ---------------  --------------- ---------------   ---------------
Net income (loss)                       ($40,682)         $31,335          $23,398       ($85,057)         ($71,006)
                                  ================ ================================ ===============   ===============


For the nine months ended September 30, 1997, the Partnership's operating results were comprised of its share of the income and expenses from the Sin
Vacas, Pinecliff and Villa Antigua, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below.

                                        Sin           L'Auberge          Villa         Investment         Consolidated
                                       Vacas          Pinecliff         Antigua        Partnership            Total
Total revenue                           $538,653          $715,030         $644,429         $26,922       $1,925,034

Expenses:
  General and administrative                                                                170,578          170,579
  Operations                             289,233           340,417          325,929              18          955,597
  Depreciation and amortization           97,322           141,476           93,991                          332,789
  Interest                               167,788           214,325          207,906                          590,019
                                    -------------   --------------- ----------------   -------------  ---------------
                                         554,343           696,218          627,826         170,596        2,048,984
                                    -------------   --------------- ----------------   -------------  ---------------
Net income                             ($15,690)           $18,812          $16,603      ($143,674)       ($123,950)
                                    =============   =============== ================   =============  ===============


For the nine months ended September 30, 1996, the Partnership's operating results were comprised of its share of the income and expenses from the Sin
Vacas, Pinecliff and Villa Antigua, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below.

                                         Sin         L'Auberge         Villa        Partnership    Consolidated
                                        Vacas        Pinecliff        Antigua          Level          Totals
Revenue:                                 $518,594        $786,540        $685,416         40,670      $2,031,220

Expenses:
  General and administrative                1,686                             259        294,046         295,991
  Operations                              314,492         320,562         240,685         10,166         885,905
  Depreciation and amortization            92,684         130,645          89,899                        313,228
  Interest                                167,998         215,298         208,714                        592,010
                                    -------------- --------------- --------------- -------------- -------------
                                          576,860         666,505         539,557        304,212       2,087,134
                                    -------------- --------------- --------------- -------------- ---------------
Net income (loss)                       ($58,266)        $120,035        $145,859     ($263,542)       ($55,914)
                                    ============== =============================== ============== ===============


Comparison of Operating Results for the Nine Months Ended September 30, 1997 and 1996:

Total revenue decreased by $106,186 or 5%, primarily due to a decrease in rental income as a result of competitive pressure from new apartment properties in the lease up phase in the local market. Operating expenses increased by $69,692 (8%) primarily due to one-time costs of preparing the properties for disposition, including an increase in advertising, promotions, repairs and maintenance. General and administrative expenses have decreased by 42% or $125,412, of which $73,775 was the Evans Withycombe termination fee in 1996. A contributing factor to the additional reduction of $51,637 was due to the re-stabilization of costs associated with Partnership administrative, financial and investor services functions following the office relocation to Colorado Springs.

Thus far in 1997, the Partnership has made $291,789 of cash distributions to its Limited Partners and $-0- to the General Partners.

                                             PART II-OTHER INFORMATION


ITEM 1.  Legal Proceedings
         Response:  None

ITEM 2.  Changes in Securities
         Response:  None

ITEM 3.  Defaults Upon Senior Securities
         Response:  None

ITEM 4.  Submission of Matters to a Vote of Security Holders
         Response:  None

ITEM 5.  Other Information
         Response:  None

ITEM 6.  Exhibits and Reports on Form 8-K
          (A.)  Exhibit - None
          (B.)  Report on Form 8-K, Item 2, dated October 10, 1997
                  filed October 23, 1997




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

                 Date: November 15, 1997