Form 10-K
period 1997-12-31
CLUSTER HOUSING PROPERTIES
filed 1998-03-31
CIK 726995

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to ________________

                           Commission File No. 0-13556

          Cluster Housing Properties (A California Limited Partnership)
              (formerly Berry and Boyle Cluster Housing Properties)
             (Exact name of registrant as specified in its charter)

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

The Exhibit Index is located on page F-20

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

The primary business of the Partnership is to operate and ultimately dispose of a diversified portfolio of income-producing residential real properties directly or through its joint venture interest in joint venturers which own such properties. The Partnership currently owns one property, Pinecliff, having sold two of its properties during 1997. Descriptions of such properties are included below in "Item 2. Properties" as well as in note 5 of Notes to Consolidated Financial Statements included in this report and incorporated herein by reference thereto.

As further discussed in Item 2 below and in Note 9 of the Notes to the Consolidated Financial Statements, after taking into consideration such factors as the price to be realized, the possible risks of continued ownership and the anticipated advantages to be gained for the partners, the General Partners determined during 1997 that it would be in the best interests of the Partnership and the partners to dissolve the Partnership and liquidate its assets in 1998 (the "Dissolution"). Under the provisions of the Partnership's Partnership Agreement, the Dissolution of the Partnership requires the consent of a majority in interest of the limited partners. In March 1998, the General Partners requested the consent of the limited partners to the Dissolution pursuant to a Consent Solicitation Statement first mailed to the limited partners on or about March 18, 1998. Such consents will be solicited until April 15, 1998, which date may be extended by the General Partners until not later than June 1, 1998. The property owned by the Partnership is under contract to be sold to a purchaser unaffiliated with the General Partners. Net proceeds from the sales will not be reinvested by the Partnership, but will be distributed to the partners so that the Partnership will, in effect, be self-liquidating.

The Partnership sold the Villas Sin Vacas and Villa Antigua properties during 1997 (see Item 2. Properties and Note 5 of Notes to Consolidated Financial Statements) and distributed the net proceeds from such sales. In addition, the Partnership has entered into a Purchase and Sales Agreement to sell the Partnership's remaining property, Pinecliff, to an unaffiliated third party (see
Note 9 of Notes to Consolidated Financial Statements). Proceeds from the sale will not be reinvested by the Partnership, but will be distributed to the partners, so that the Partnership will, in effect, be self-liquidating.

On-site management of the Partnership's property, Pinecliff, is currently provided by an affiliate of the General Partners. The terms of such property management services between the Partnership and property manager are embodied in a written management agreement. Property management fees equal 4% of the gross revenues from the property, plus reimbursement for allocable expenses. The property manager is responsible for on-site operations and maintenance, generation and collection of rental income and payment of operating expenses.

The difference between rental income and expenses related to operations, including items such as local taxes and assessments, utilities, insurance premiums, maintenance, repairs and improvements (and reserves therefor), bookkeeping and payroll expenses, legal and accounting fees, property management fees and other expenses incurred, constitute the properties' operating cash flow. The Partnership's administrative expenses are paid out of the Partnership's share of such cash flow from the various properties.

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


The Partnership's investment in real estate is also subject to certain additional risks including, but not limited to, (i) competition from existing and future projects held by other owners in the areas of the Partnership's property, (ii) possible reduction in rental income due to an inability to maintain high occupancy levels, (iii) adverse changes in mortgage interest rates, (iv) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, or a decrease in employment or adverse changes in real estate zoning laws, (v) the possible future adoption of rent control legislation which would not permit the full amount of increased costs to be passed on to tenants in the form of rent increases, and (vi) other circumstances over which the Partnership may have little or no control.

The Partnership's investment is subject to competition in the rental, lease and sale of similar types of properties in the locality in which the Partnership's real property investment is located. Furthermore, the General Partners of the Partnership are affiliated with other partnerships owning similar properties in the vicinity in which the Partnership's property is located.

The Partnership considers itself to be engaged in only one industry segment, real estate investment.


ITEM 2.   PROPERTIES

In 1997, the Partnership owned and operated three properties: (1) Villas at Sin Vacas, a 72-unit multifamily rental property in Tucson, Arizona, which was sold in November 1997; (2) L'Auberge Pinecliff, formerly Autumn Ridge ("Pinecliff"), a 96-unit multifamily rental property in Colorado Springs, Colorado, subject to first mortgage financing in the original principal amount of $3,072,739; and,
(3) Villa Antigua, an 88-unit multifamily rental property in Scottsdale, Arizona, which was sold in October 1997. The ownership of each property was formerly structured as a Joint Venture in which the Partnership owned a majority interest. With regard to the termination of the Joint Ventures and the sales of properties, see Note 5 of Notes to Consolidated Financial Statements.

Villas at Sin Vacas

On October 25, 1985, the Partnership acquired a majority joint venture interest in the Sin Vacas Joint Venture, which owned and operated Villas Sin Vacas. The Partnership contributed $2,520,954 to the Sin Vacas Joint Venture which was used to repay a portion of the construction loan on the property. The balance of the construction loan was repaid through the proceeds of a $2,575,000 permanent loan from a third party lender. In accordance with the terms of the Partnership Agreement, the Partnership paid an acquisition fee of $250,000 to GP L'Auberge Communities, L.P. for its services in structuring and negotiating the acquisition. The Partnership also incurred acquisition expenses relating to the acquisition which totaled $168,686.

On November 25, 1997, Villas Sin Vacas was sold pursuant to the terms of a Sale Agreement and Escrow Instruction dated May 6, 1997, as amended. Villas Sin Vacas was sold to Villas Sin Vacas Townhome Ventures Limited Partnership, an Arizona Limited Partnership unaffiliated with the Partnership. The net selling price for Villas Sin Vacas was $4,952,091 subject to certain customary adjustments. The Partnership repaid first mortgage financing in the amount of $2,396,000 at closing utilizing a portion of proceeds from the sale. The Partnership recorded a gain on sale of approximately $975,000.

Pinecliff

On July 16, 1986, the Partnership assigned its right to acquire Pinecliff, the Autumn Ridge Joint Venture, which acquired the property for a purchase price of $7,320,760. The Partnership simultaneously contributed to the Autumn Ridge Joint Venture an amount equal to the total purchase price less the proceeds of a $3,300,000 permanent loan. In accordance with the terms of the Partnership Agreement, the Partnership paid an acquisition fee of $400,000 to GP L'Auberge Communities, L.P. for its services in structuring and negotiating this acquisition. The Partnership also incurred acquisition expenses relating to the acquisition which totaled $97,475.






As of January 27, 1998, the property was 87% occupied, compared to 86% approximately one year ago. At December 31, 1997 and 1996, the market rents for the various unit types were as follows:

                                                               Market Rents
                                                               December 31,
     Unit Type ...........................................     1997     1996
------------------------------------------------------------   ------   ------
One bedroom one bath .......................................   $  930   $  921
Two bedroom two bath .......................................    1,155    1,125

As discussed in Note 9 of the Notes to the Consolidated Financial Statements, on January 15, 1998, the Partnership entered into a purchase and sale agreement (the "Agreement") to sell Pinecliff to an unaffiliated third party. The selling price for Pinecliff is approximately $6,700,000. The Agreement is subject to completion of customary due diligence to the satisfaction of the purchaser, and the purchaser obtaining a financing commitment on commercially reasonable terms and conditions. The Partnership expects to consummate this sale in the second quarter of 1998. The sale is contingent on the consent of the Limited partners to the dissolution. If closing of the sale were to occur, any proceeds from sale will be allocated to the Partners in accordance with the terms of the Partnership Agreement and the Partnership will be liquidated.

Villa Antigua

On June 11, 1987, the Partnership acquired a majority joint venture interest in the Villa Antigua Joint Venture which owned and operated Villa Antigua. The Partnership contributed $2,494,677 to the Villa Antigua Joint Venture which was used to repay a portion of the construction loan on the property. The balance of the construction loan was repaid through the proceeds of a $3,200,000 permanent loan from a third party lender. In accordance with the terms of the Partnership Agreement, the Partnership paid an acquisition fee of $350,000 to GP L'Auberge Communities, L.P. for its services in structuring and negotiating the acquisition. The Partnership also incurred acquisition expenses relating to the acquisition which totaled $31,729.

On October 10, 1997, Villa Antigua was sold pursuant to the terms of a Sale Agreement and Escrow Instructions dated May 6, 1997, as amended. Villa Antigua was sold to Villa Sin Antigua Condominium Ventures Limited Partnership, an Arizona Limited Partnership unaffiliated with the Partnership. The net selling price for Villa Antigua was $6,141,526 subject to certain customary adjustments. The Partnership repaid first mortgage financing in the amount of $3,010,362 at closing utilizing a portion of proceeds from the sale. The Partnership recorded a gain on sale of approximately $1,307,000.


ITEM 3.   LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Partnership or of which any of the properties is the subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                                      PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS

The transfer of Units is subject to certain limitations contained in the Partnership Agreement. There is no public market for the Units and it is not anticipated that any such public market will develop.

The number of holders of Units as of December 31, 1997 was 1,903.

Distributions are made to the Partners on a quarterly basis based upon Net Cash from Operations, as calculated under Section 10 of the Partnership Agreement. Total cash distributions to the Limited Partners for 1997 and 1996, as well as the Distributions from Proceeds of Sale were paid as follows:

                                                  Date of
Quarter Ended ................................   Payment                 Amount
----------------------------------------------   -----------------   ----------
March 31, 1996 ..............................   May 15, 1996        $   97,263
June 30, 1996 ...............................   August 15, 1996     $   97,263
September 30, 1996 ..........................   December 11, 1996   $   97,263
December 31, 1996 ...........................   February 28, 1997   $   97,263
March 31, 1997 ..............................   May 15, 1997        $   97,263
June 30, 1997 ...............................   August 15, 1997     $   97,263
September 30, 1997 ..........................                       $        0
December 31, 1997 ...........................   December 31, 1997   $5,349,465

ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data of the Partnership and consolidated subsidiaries has been derived from consolidated financial statements audited by Coopers & Lybrand, L.L.P., whose reports for the periods ended December 31, 1997, 1996 and 1995 are included elsewhere in the Form 10K and should be read in conjunction with the full consolidated financial statements of the Partnership including the Notes thereto.

                                                                                Year Ended
                                                   ---------------------------------------------------------------------
                                                      12/31/97      12/31/96       12/31/95      12/31/94      12/31/93
Rental income                                       $2,255,625    $2,615,350     $2,725,119    $2,572,947    $2,391,911
Net income (loss)                                   $2,009,610    ($167,778)       $309,115      $260,976      $141,982

Net income (loss) allocated to Partners:
   Limited Partners - Per Unit- Basic and diluted:
      Aggregate 32,421 Units                            $59.52       ($5.12)          $9.06         $7.65         $4.16
   General Partners                                    $79,805      ($1,678)        $15,456       $13,049        $7,099

Cash distributions to Partners:
   Limited Partners:
      Weighted average per Unit                        $174.00        $12.00         $15.50        $17.75         $9.50
   General Partners                                    $15,358       $20,476        $26,449       $30,288       $16,211

Total assets                                        $6,383,338   $15,644,667    $16,274,801   $16,587,271   $17,032,336
Long term obligations                               $3,058,800    $8,559,930     $8,695,278    $8,818,891    $8,931,713

Long term obligations become due in 1998. The Partnership intends to sell the property or refinance this note prior to the due date.



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning the General Partners' expectations regarding future financial performance and future events. These forward-looking statements involve significant risks and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.


Liquidity; Capital Resources

In connection with its capitalization, the Partnership admitted investors who purchased a total of 32,421 Units aggregating $16,210,500. These offering proceeds, net of organizational and offering costs of $2,431,575, provided $13,778,925 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership expended $10,410,263 to (i) acquire its joint venture interests in the Sin Vacas Joint Venture, the Villa Antigua Joint Venture, and the Autumn Ridge Joint Venture, (ii) to pay acquisition expenses, including acquisition fees to one of the General Partners, and (iii) to pay certain costs associated with the refinancing of the Pinecliff permanent loan. The Partnership distributed $1,731,681 to the Limited Partners as a return of capital resulting from construction cost savings with respect to the Sin Vacas, Pinecliff and Villa Antigua projects and other excess offering proceeds. The remaining net proceeds of $1,636,981 were used to establish initial working capital reserves. These reserves have been used periodically to enable the Partnership to meet its various financial obligations including contributions to the various Joint Ventures that may be required. Cumulatively through December 31, 1997, $513,611 was contributed to the Joint Ventures for this purpose.

In addition to the proceeds generated from the public offering, the Partnership utilized external sources of financing at the joint venture level to purchase properties. The Partnership Agreement limits the aggregate mortgage indebtedness which may be incurred in connection with the acquisition of Partnership properties to 80% of the purchase price of such properties.

The working capital reserves of the Partnership consist of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various Joint Ventures. In 1997, the aggregate net decrease in working capital reserves was $644,275. This decrease resulted primarily from cash provided by operations of $60,516 and proceeds from the sale of property of $11,093,617, offset by distributions to partners of $5,656,612 and $5,501,130 of principal payments on mortgage notes payable, $490,710 of fixed asset additions, $131,413 funds held in escrow in connection with the sale of the properties and $21,025 for loan refinancing costs.

In 1996, the aggregate net increase in working capital reserves was $585,466. This increase resulted primarily from cash provided by operations of $349,757 and maturities of short-term investments of $1,043,580 offset by $281,346 of fixed asset additions, distributions to partners of $389,052 and $135,348 of principal payments on mortgage notes payable.

On October 10, 1997, Villa Antigua was sold pursuant to the terms of a Sale Agreement and Escrow Instructions dated May 6, 1997, as amended. Villa Antigua was sold to Villa Sin Antigua Condominium Ventures Limited Partnership, an Arizona Limited Partnership unaffiliated with the Partnership. The net selling price for Villa Antigua was $6,141,526 subject to certain customary adjustments. The Partnership repaid first mortgage financing in the amount of $3,010,362 at closing utilizing a portion of proceeds from the sale. The Partnership recorded a gain on sale of approximately $1,307,000.

On November 25, 1997, Villas Sin Vacas was sold pursuant to the terms of a Sale Agreement and Escrow Instructions dated May 6, 1997, as amended. Villas Sin Vacas was sold to Villas Sin Vacas Townhome Ventures Limited Partnership, an Arizona Limited Partnership unaffiliated with the Partnership. The net selling price for Villas Sin Vacas was $4,952,091 subject to certain customary adjustments. The Partnership repaid first mortgage financing in the amount of $2,396,000 at closing utilizing a portion of proceeds from the sale. The Partnership recorded a gain on sale of approximately $975,000.

With regard to a certain  balloon  payment on existing  first mortgage debt (see
Note 6 of the Notes to Consolidated Financial Statements) on the Partnership's property which is due and payable in 1998, the General Partners anticipate repaying the loan utilizing a portion of the sales proceeds from the pending sale of the property. See Item 2 above. In the event the pending sale is not consummated, the General Partners will seek to renegotiate this mortgage note with its existing lender or seek new sources of financing for this property. To date, the General Partners have neither sought to extend or renegotiate the existing mortgage debt nor have they sought new financing for the property and there can be no assurance that they would be successful in doing so. The General Partners believe that existing cash flow from the property will be sufficient to support a level of borrowing that is at least equal to the amount outstanding as of December 31, 1997. If the general economic climate for real estate in this location were to deteriorate resulting in an increase in interest rates for mortgage financing or a reduction in the availability of real estate mortgage financing or a decline in the market values of real estate it may affect the Partnership's ability to complete this refinancing. See also projected 1998 operating results.

In the event that Pinecliff is not sold pursuant to the Purchase Agreement, the Partnership would continue to operate the property until a substitute sale could be negotiated and consummated. The Partnership's ability to generate cash adequate to meet its needs is dependent primarily on the successful operation of its real estate investment. Such ability may also be dependent upon the future availability of bank borrowings, and upon the future refinancing and sale of the Partnership's real estate investment and the collection of any mortgage receivable which may result from such a sale. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operation, debt service and professional and management fees and expenses. Net Cash From Operations and Net Proceeds, if any, as defined in the Partnership Agreement, will then be available for distribution to the Partners in accordance with Section 10 of the Partnership Agreement. The General Partners believe that the current working capital reserves together with projected cash flow for 1998 are adequate to meet the Partnership's operating cash needs in the coming year if the Partnership is required to continue to own and operate its property assuming the existing mortgage debt can be extended, renegotiated or refinanced.

Results of Operations

For the year ended December 31, 1997, the Partnership's operating results were comprised of its share of the income and expenses from the Villas Sin Vacas (through date of sale), Pinecliff and Villa Antigua properties (through date of sale), as well as Partnership level interest income earned on short-term investments, reduced by administrative expenses. A summary of these operating results (unaudited) appears below:

                                  Sin                         Villa       Investment    Consolidated
                                 Vacas       Pinecliff       Antigua      Partnership      Total
Total revenue                  $1,617,267       $952,750      $1,973,680      $73,177     $4,616,874

Expenses:
  General and administrative          -             -              -          227,785        227,785
  Operations                      364,115        469,256         370,078          -        1,203,449
  Depreciation and                126,222        200,626          98,092          -          424,940
     Amortization
  Interest                        220,852        284,112         246,126          -          751,090
                              ------------ -------------- --------------- ------------ --------------
                                  711,189        953,994         714,296      227,785      2,607,264
                              ------------ -------------- --------------- ------------ --------------
                              ------------ -------------- --------------- ------------ --------------

Net income (loss)                $906,078       ($1,244)      $1,259,384   ($154,608)     $2,009,610
                              ============ ============== =============== ============ ==============






For the year ended December 31, 1996, the Partnership's operating results were comprised of its share of the income and expenses from the Sin Vacas, Autumn
Ridge and Villa Antigua Joint Ventures, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results (unaudited) appears below:

                                  Sin                          Villa       Investment   Consolidated
                                 Vacas        Pinecliff       Antigua        Total         Total
Total revenue                     $694,550     $1,022,283       $901,463       $53,445    $2,671,741

Expenses:
  General and administrative         1,686        -                  259       381,328       383,273
  Operations                       410,622        437,646        363,192        26,368     1,237,828
  Depreciation and                 126,677        181,804        122,636          -          431,117
amortization
  Interest                         223,411        286,313        277,577          -          787,301
                              ------------- -------------- -------------- ------------- -------------
                                   762,396        905,763        763,664       407,696     2,839,519
                              ------------- -------------- -------------- -------------- ------------
Net income (loss)                ($67,846)       $116,520       $137,799    ($354,251)    ($167,778)
                              ============= ============== ============== ============= =============

For the year ended December 31, 1995, the Partnership's operating results were comprised of its share of the income and expenses from the Sin Vacas, Autumn
Ridge and Villa Antigua Joint Ventures, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results (unaudited) appears below:

                                  Sin                          Villa       Investment   Consolidated
                                 Vacas        Pinecliff       Antigua        Total         Total
Total revenue                     $755,680     $1,041,402       $930,236       $81,023    $2,808,341

Expenses:
  General and administrative         7,200          7,244          7,200       183,245       204,889
  Operations                       353,533        420,726        310,611       -           1,084,870
  Depreciation and                 118,909        173,174        118,217       -             410,300
amortization
  Interest                         226,761        290,606        281,800       -             799,167
                              ------------- -------------- -------------- ------------- -------------
                                   706,403        891,750        717,828       183,245     2,499,226
                              ------------- -------------- --------------  ------------ ------------

Net income (loss)                  $49,277       $149,652       $212,408    ($102,222)      $309,115
                              ============= ============== ============== ============= =============

Comparison of 1997 and 1996 Operating Results:

Total revenue increased by $1,945,133 or 73%, primarily due to gains recorded on the sale of Villas Sin Vacas and Villa Antigua on November 25, 1997 and October 10, 1997, respectively. The total gain on both sales was approximately $2,300,000. Operating expenses decreased by $34,379 or 3% primarily due to the sale of those properties, as such reflecting only a portion of the years expenses in 1997. This was offset by one-time costs of preparing the properties for disposition, including an increase in repairs and maintenance of $77,779. General and administrative expenses have decreased by $155,488 or 41%, of which $73,775 was due to the Evans Withycombe termination fee in 1996. A contributing factor to the additional reduction of $81,713 was due to the re-stabilization of costs associated with Partnership administrative, financial and investor
services  functions   following  the  office  relocation  to  Colorado  Springs,
Colorado.

Comparison of 1996 and 1995 Operating Results:

In accordance with its dispositions strategy, the Partnership incurred one time costs associated with the Evans Withycombe termination ($73,775), the Highland termination (($7,718) and their related legal costs. (Refer to Note 5 of Notes to Consolidated Financial Statements.) In addition, the Partnership incurred one-time costs associated with its property interior and exterior refurbishment program, the change in on-site management following the Evans Withycombe termination, the outsourcing of much of the Partnership's administration work to an administrative agent and the relocation of the remaining administration, financial and investor services functions to a more cost efficient location in Colorado Springs, Colorado. Consequently, competitive pressures and disposition-related activities led to rental operating expenses (including advertising, promotion, apartment locator and concession costs) to increase by $152,958 or 14% over the prior year and total general and administrative expenses of the Partnership increased $178,384 (87%) over the prior year. Fixed asset purchases increased $281,346 from $141,735 in the prior year and consisted of such items as carpet, appliances, equipment for fitness and business centers facilities, and remodeling features. As a result of the factors described above, distributions to partners decreased $119,446, or 23%, from $528,974 in 1995 to $409,528 in 1996.

Projected 1998 Operating Results:

As further discussed in Item 2 above and in Note 9 of the Notes to the Consolidated Financial Statements, the property owned by the Partnership is under contract to be sold to a purchaser unaffiliated with the General Partners. Under the terms of the Purchase Agreement, it is anticipated that the closing would occur during the second quarter of 1998. If the sale does occur as anticipated, the Partnership will likely be liquidated in 1998. Although there can be no assurance the Partnership will dispose of its property during 1998 pursuant to the Purchase Agreement or otherwise, if the Dissolution is approved by the Limited Partners, the Partnership will continue to seek to dispose of its property. In the event that the Partnership were to dispose of its property during 1998, operating results of the Partnership would vary significantly from those achieved in prior periods.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Appendix A to this Report.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership is a limited partnership and, as such, has no executive officers or directors. The General Partners of the Partnership are Stephen B, Boyle and GP L'Auberge Communities, L.P., a California limited partnership, of which L'Auberge Communities Inc. (formerly known as Berry and Boyle Inc.) ("L'Auberge") is the general partner.

Individual General Partners

Stephen B. Boyle, age 57, is President, Executive Officer and Director of L'Auberge Communities, Inc. and a general partner and co-founder of LP L'Auberge Communities, a California Limited Partnership (formerly Berry and Boyle), a limited partnership formed in 1983 to provide funds to various affiliated general partners of real estate limited partnerships, one of which is GP L'Auberge Communities, L.P.

In September 1995, with the consent of Limited Partners holding a majority of the outstanding Units, as well as the consent of the mortgage lenders for the Partnership's three properties, Richard G. Berry resigned as a general partner of the Partnership.

GP L'Auberge Communities, L.P.

GP L'Auberge Communities, L.P. was formed in 1983 for the purpose of acting as a general partner in partnerships formed to invest directly or indirectly in real property. L'Auberge is the sole general partner of GP L'Auberge Communities, L.P. The following sets forth certain biographical information with respect to the executive officers and directors of L'Auberge other than Stephen B. Boyle who is discussed above. There are no familial relationships between or among any officer or director and any other officer or director.

Name                                                         Position

Stephen B. Boyle            President, Executive Officer and Director
Earl C. Robertson           Executive Vice President and Chief Financial Officer
Donna Popke                 Vice President and Secretary

Earl C. Robertson, age 50, has been Executive Vice President of L'Auberge since April 1995 and its Chief Financial Officer of L'Auberge since May 1996. Mr. Robertson joined L'Auberge in April 1995 as Executive Vice President. Prior to joining L'Auberge, Mr. Robertson had over 20 years experience as a senior development officer, partner and consultant in several prominent real estate development companies, including Potomac Investment Associates, a developer of planned golf course communities nationwide, where he was employed from 1989 to June 1993. He also served as a consultant to Potomac Sports Properties from July 1993 to April 1995. Mr. Robertson was also a key member of the management team that developed the nationally acclaimed Inn at the Market in Seattle.

Donna Popke, age 38, has been Vice President of L'Auberge since November 1995. Ms. Popke joined L'Auberge in June 1994 as Accounting Manager. Prior to joining L'Auberge, Ms. Popke was Accounting Manager for David R. Sellon & Company, a Colorado Springs land development company, from August 1989 to June 1994 and for Intermec of the Rockies from September 1985 to July 1989.


ITEM 11. EXECUTIVE COMPENSATION

None of the General Partners or any of their officers or directors received any compensation from the Partnership. See Item 13 below with respect to a description of certain transactions of the General Partners and their affiliates with the Partnership.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

As of March 21, 1998, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's outstanding Units. Neither of the General Partners nor any of their directors and officers owns Units.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 1997, the Partnership paid or accrued remuneration to the General Partners or their affiliates as set forth below. In addition to the information provided herein, certain transactions are described in notes 7 and 8 in the Notes to Financial Statements appearing in Appendix A, which are included in this report and are incorporated herein by reference thereto.

Net Cash from Operations distributed in 1997
  to the General Partners ......................   $15,358

Allocation of Income
 to the General Partners .......................   $79,805

Property management fees paid to an affiliate of
the General Partners ...........................   $87,724

Reimbursements to General Partners .............   $64,209

                                                      PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

(a)      1,2          See Page F-2
         3            See Exhibit Index contained herein

(b)      Reports on Form 8-K

         The Partnership reported the sale of Villa Antigua on Form 8-K filed October 23, 1997 and the sale of Villa Sin Vacas on Form 8-K filed December 8, 1997.


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

                              Date: March 26, 1998




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                            Title                  Date



__/s/ Stephen B. Boyle________     Director, President and        March 26, 1998
    STEPHEN B. BOYLE                Principal Executive
                                    Officer of L'Auberge
                                    Communities, Inc.



__/s/ Earl C. Robertson_____      Executive Vice President and    March 26, 1998
    EARL C. ROBERTSON              Principal Financial Officer of
                                   L'Auberge Communities, Inc.

                                   APPENDIX A

                           CLUSTER HOUSING PROPERTIES
                       (A California Limited Partnership)
                                AND SUBSIDIARIES
                                    ---------










                        CONSOLIDATED FINANCIAL STATEMENTS

                  ANNUAL REPORT TO THE SECURITIES AND EXCHANGE
              COMMISSION For the Years Ended December 31, 1997 and
                                December 31, 1996

                           CLUSTER HOUSING PROPERTIES
                       (A California Limited Partnership)
                                AND SUBSIDIARIES
                                    ---------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants                                           F-3


Consolidated Balance Sheets at December 31, 1997 and 1996                   F-4


Consolidated Statements of Operations for the years
ended December 31, 1997, 1996 and 1995                                      F-5


Consolidated Statements of Partners' Equity (Deficit)
for the years ended December 31, 1997, 1996 and 1995                        F-6

Consolidated Statements of Cash Flows for the years
ended December 31, 1997, 1996 and 1995                                F-7 -- F-8


Notes to Consolidated Financial Statements                           F-9 -- F-19


All Schedules are omitted, as they are not applicable, not required, or the information is provided in the financial statements or the notes thereto.

                        Report of Independent Accountants


To the Partners of
Cluster Housing Properties
(a California Limited Partnership):

         We have audited the accompanying consolidated balance sheets of Cluster Housing Properties (a California Limited Partnership) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cluster Housing Properties (a California Limited Partnership) and subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

         As discussed in Note 9, the General  Partners of the  Partnership  have entered into a sales agreement to sell the remaining property of the Partnership. If closing of this sale were to occur, any proceeds from sale will be allocated to the Partners in accordance with the terms of the Partnership Agreement and the Partnership will likely be liquidated.



Coopers & Lybrand, L.L.P.
Denver, Colorado
February 27, 1998



                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996
                                 ---------------

                                     ASSETS


                                                                                           1997            1996
                                                                                   ------------    ------------
Assets held for sale/Property, at cost (Notes 3, 9)
  Land .........................................................................   $  1,242,061    $  3,677,028
  Buildings and improvements ...................................................      6,063,055      14,067,757
  Equipment, furnishings and fixtures ..........................................        642,239       1,576,836
                                                                                   ------------    ------------

                                                                                      7,947,355      19,321,621
  Less accumulated depreciation ................................................     (2,152,207)     (4,810,314)
                                                                                   ------------    ------------

                                                                                      5,795,148      14,511,307

Cash and cash equivalents ......................................................        421,580       1,065,855
Real estate tax escrows ........................................................         24,037          41,632
Deposits and prepaid expenses ..................................................        133,285           3,818
Accounts receivable ............................................................          1,400           2,605
Deferred expenses, net of accumulated
  amortization of $205,147 and $175,041 ........................................          7,888          19,450
                                                                                   ------------    ------------

         Total assets ..........................................................   $  6,383,338    $ 15,644,667
                                                                                   ============    ============

                                      LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage notes payable .........................................................   $  3,058,800    $  8,559,930
Accounts payable ...............................................................         83,637         115,410
Accrued expenses ...............................................................        131,588         195,794
Due to affiliates (Note 8) .....................................................         16,076           8,975
Rents received in advance ......................................................          1,984           4,538
Tenant security deposits .......................................................         33,555          55,320
                                                                                   ------------    ------------

         Total liabilities .....................................................      3,325,640       8,939,967


General Partners' deficit ......................................................       (127,847)       (192,294)
Limited Partners' equity .......................................................      3,185,545       6,896,994
                                                                                   ------------    ------------

        Total liabilities and partners' equity .................................   $  6,383,338    $ 15,644,667
                                                                                   ============    ============



                                              CLUSTER HOUSING PROPERTIES
                                          (a California Limited Partnership)
                                                   AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                 For the years ended December 31, 1997, 1996, and 1995
                                                     -------------


                                                                                          1997          1996           1995
                                                                                   -----------   -----------    -----------
Revenue:
   Rental income ...............................................................   $ 2,255,625   $ 2,615,350    $ 2,725,119
   Interest income .............................................................        79,666        56,391         83,222
   Gain from sale of properties ................................................     2,281,583          --             --
                                                                                   -----------   -----------    -----------

Total Revenue ..................................................................     4,616,874     2,671,741      2,808,341

Expenses:
   Operations ..................................................................     1,203,449     1,237,828      1,084,870
   Interest expense ............................................................       751,090       787,301        799,167
   Depreciation and amortization ...............................................       424,940       431,117        410,300
   General and administrative ..................................................       227,785       383,273        204,889

                                                                                   -----------   -----------    -----------
Total Expenses .................................................................     2,607,264     2,839,519      2,499,226
                                                                                   -----------   -----------    -----------

Net income (loss) ..............................................................   $ 2,009,610   ($  167,778)   $   309,115
                                                                                   ===========   ===========    ===========

Net income (loss) allocated to:
  General Partners .............................................................   $    79,805   ($    1,678)   $    15,456

  Basic and diluted per unit Net income  (loss)  allocated  to Investor  Limited
    Partner interest:
       32,421 units issued .....................................................   $     59.52   ($     5.12)   $      9.06














                                           CLUSTER HOUSING PROPERTIES
                                       (a California Limited Partnership)
                                                AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                             For the years ended December 31, 1997, 1996, and 1995
                                                 -------------

                                                                                   Investor           Total
                                                                    General        Limited          Partners'
                                                                   Partners        Partners           Equity

Balance at December 31, 1994                                         (159,147)       7,669,907         7,510,760

Cash distributions                                                    (26,449)       (502,525)         (528,974)

Net income                                                              15,456         293,659           309,115
                                                                 -------------- ---------------   ---------------

Balance at December 31, 1995                                        ($170,140)      $7,461,041        $7,290,901

Minority interest                                                          -           (8,895)           (8,895)
absorbed

Cash distributions                                                    (20,476)       (389,052)         (409,528)

Net loss                                                               (1,678)       (166,100)         (167,778)
                                                                     -------------- ---------------   ---------------

Balance at December 31, 1996                                         (192,294)       6,896,994         6,704,700

Cash distributions                                                    (15,358)     (5,641,254)       (5,656,612)

Net income                                                              79,805       1,929,805         2,009,610
                                                                 -------------- ---------------   ---------------

Balance at December 31, 1997                                        ($127,847)      $3,185,545        $3,057,698
                                                                 ============== ===============   ===============











                                                  CLUSTER HOUSING PROPERTIES
                                              (a California Limited Partnership)
                                                       AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      for the years ended December 31, 1997, 1996, 1995
                                                        -------------

Cash flows from operating activities: ...............           1997            1996            1995
                                                        ------------    ------------    ------------
  Interest received .................................   $     79,666    $     80,257    $     82,408
  Cash received from rental income ..................      2,231,306       2,607,383       2,716,163
  General and administrative expenses ...............       (243,185)       (370,245)       (201,143)
  Operations expense ................................     (1,235,265)     (1,179,822)     (1,039,036)
  Interest paid .....................................       (772,006)       (787,816)       (799,636)
                                                        ------------    ------------    ------------
Net cash provided by operating activities ...........         60,516         349,757         758,756

Cash flows from investing activities:
  Proceeds from sale of properties ..................     11,093,617            --              --
  Capital improvements ..............................       (490,710)       (281,346)       (148,127)
  Deposit with escrow agent .........................       (131,413)           --              --
  Cash received from short-term investments .........           --         1,043,580         327,298
                                                        ------------    ------------    ------------

Net cash provided by investing activities ...........     10,471,494         762,234         179,171

Cash flows from financing activities:
  Distributions to partners .........................     (5,656,612)       (389,052)       (528,974)
  Deposits ..........................................          2,482          (2,125)           (358)
  Cash paid for loan refinancing ....................        (21,025)           --              --
  Principal payments on mortgage notes payable ......     (5,501,130)       (135,348)       (123,613)
                                                        ------------    ------------    ------------

Net cash used by financing activities ...............    (11,176,285)       (526,525)       (652,945)
                                                        ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents        (644,275)        585,466         284,982

Cash and cash equivalents at beginning of  the period      1,065,855         480,389         195,407
                                                        ------------    ------------    ------------

Cash and cash equivalents at end of the period ......   $    421,580    $  1,065,855    $    480,389
                                                        ============    ============    ============

Non cash financing activities:
   Accrual of distributions to partners .............   $          0    $     20,476    $          0







                                              CLUSTER HOUSING PROPERTIES
                                          (a California Limited Partnership)
                                                   AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                   for the years ended December 31, 1997, 1996, 1995

                                                     -------------

Reconciliation   of  net  income  (loss)  to  net  cash  provided  by  operating activities:


                                                                                          1997           1996           1995
                                                                                   -----------    -----------    -----------
Net income (loss) ..............................................................   $ 2,009,610    ($  167,778)   $   309,115

Adjustments to  reconcile  net income  (loss) to net cash  provided by operating activities:
  Depreciation and amortization ................................................       424,940        431,117        410,300
  Gain from sale of property ...................................................    (2,281,583)          --             --
Change in assets  and  liabilities  net of effects of  investing  and  financing activities:
    Decrease in real estate tax escrows ........................................        17,595          2,423          7,750
    Decrease in deposits and prepaid expenses ..................................         1,946           --            2,033
    (Increase) decrease in accounts receivable .................................         1,205         21,951         (1,445)
    (Decrease) increase in accounts payable and accrued expenses ...............       (95,979)        84,185         35,871
    (Decrease) increase in due to affiliates ...................................         7,101        (14,198)         4,088
    Decrease in rent received in advance .......................................        (2,554)        (5,957)        (3,526)
    Decrease in tenant security deposits .......................................       (21,765)        (1,986)        (5,430)
                                                                                   -----------    -----------    -----------

Net cash provided by operating activities ......................................   $    60,516    $   349,757    $   758,756
                                                                                   ============    ===========   ===========

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

A total of 2,000 individual Limited Partners owning 32,421 units have contributed $16,210,500 of capital to the Partnership. At December 31, 1997, the total number of Limited Partners was 1,903. Except under certain limited circumstances, as defined in the Partnership Agreement, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

The Partnership will continue until December 31, 2010, unless terminated earlier by the sale of all, or substantially all, of the assets of the Partnership, or otherwise in accordance with the provisions of Section 16 of the Partnership Agreement (See Note 9.)

2.  Significant Accounting Policies:

         A.  Basis of Presentation

         The consolidated financial statements include the accounts of the Partnership and its subsidiaries: Sin Vacas Joint Venture (Sin Vacas), Autumn Ridge Joint Venture (Autumn Ridge) and Villa Antigua Joint Venture (Villa Antigua). All intercompany accounts and transactions have been eliminated in consolidation. The Partnership follows the accrual basis of accounting. Refer to Note 5 regarding the termination of the Joint Ventures and the sale of Villas Sin Vacas and Villa Antigua.

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

         D.  Depreciation

         Depreciation is provided for by the use of the straight-line method over estimated useful lives as follows:

                  Buildings and improvements                         39-40 years
                  Equipment, furnishings and fixtures                 5-15 years

         E.  Deferred Expenses

         Costs of obtaining or extending mortgages on the properties are being amortized over the mortgage term using the straight-line method, which approximates the effective interest method. Fees paid to certain of the property developers were amortized over the term of the services provided using the straight-line method. Any unamortized costs remaining at the date of a refinancing are expensed in the year of refinancing.

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

         G. Rental Income

         Leases require the payment of rent in advance; however, rental income is recorded as earned.

         H. Long-Lived Assets

         In 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed of." SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The adoption of SFAS 121 had no effect on reported results in 1996. As further discussed in Note 9, for the year ended December 31, 1997, the Partnership recorded the assets at the lower of carrying value or net realizable value and has included these amounts as Assets Held for Sale.

         For the years ended December 31, 1997 and 1996, permanent impairment conditions did not exist at any of the Partnership's properties.

         I. Reclassification

         Certain items in the financial statements for the years ended December 31, 1996 and 1995 have been reclassified to conform to the 1997 presentation.

         J.  New Accounting Standards

         In 1997, the Partnership adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." This accounting standard specifies new computation, presentation, and disclosure requirements for earnings per share to be applied retroactively. Among other things, SFAS 128 requires presentation of basic and diluted earnings per share on the face of the income statement. The computation of basic and diluted earnings per share was based on income available to the Limited Partners divided by the weighted average number of units outstanding during the period. The Partnership has no dilutive type securities. The adoption of SFAS 128 had no effect on the per unit results previously reported.

3. Assets held for sale:

Assets held for sale consisted of the following at December 31, 1997:

                            Initial Cost                                  Costs Capitalized                   Gross Amount
                                                                                                               At Which
                                                                                                               Carried
                                 to                                   Subsequent to Acquisition              at Close of
                            Partnership                                                                         Period
               ----------------------------------   ------------------------- ---------------------------------- -------  ----------
                           Buildings   Equipment        Buildings  Equipment           Buildings     Equipment
 Property                  and         Furniture           and     Furniture                and        Furniture  Accum.
 Description   Land     Improvements  & Fixtures   Land Imprvments & Fixtures  Land   Improvements   & Fixtures  Depre.     Total
-------------------------------------------------  -------------------------- ---------------------------------- -------  ----------
Pinecliff,
a 96-unit residential rental
  complex located in
  Colo. Springs,
  Colorado

              $1,242,061 $5,981,166   $380,288     -    $81,889   $261,951   $1,242,061 $6,063,055  $642,239 ($2,152,207) $5,795,148

              ---------------------------------- --------------------------- -------------------------------- ----------- ----------
              $1,242,061 $5,981,166   $380,288     -   $81,889    $261,951   $1,242,061 $6,063,055  $642,239 ($2,152,207) $5,795,148
              =================================== ========================== =============================== ============ ==========
Pinecliff is encumbered by a nonrecourse mortgage note payable (see Note 6).
Villas at Sin Vacas and Villa Antigua were sold in 1997.

The changes in total real estate assets for the years ended              The change in accumulated depreciation for the
  December 31, 1997, 1996, and 1995 are as follows:                          years ended December 31, 1997, 1996, and 1995
                                                                                     are as follows:

                               1997          1996            1995                                  1997          1996           1995
                               -----         -----           -----                                 -----         -----          ----
Balance, beginning of year   $19,321,621    $19,040,329    $18,892,202   Bal., beg. of year       $4,810,314  $4,418,093  $4,046,690

Additions during the period:
   Improvements                 $490,710       $281,292      $148,127    Depr for the period         $394,834  $392,221    $371,403

Deductions during the period:
   Sale of Sin Vacas        ($5,593,045)       -               -         Disposition of Sin Vacas ($1,615,565)      -            -
   Sale of Villa Antigua    ($6,271,931)       -               -          Disposition of
                                                                           Villa Antigua          ($1,437,376)      -            -

                            ==========================================                   ===========================================
Balance at end of           $7,947,355    $19,321,621    $19,040,329     Bal. at end of year     $2,152,207   $4,810,314  $4,418,093
year                        ==========================================                   ===========================================


4.  Cash and Cash Equivalents:

Cash and cash equivalents at December 31, 1997 and 1996 consisted of the following:


                                1997         1996
                          ----------   ----------
Cash on hand ..........   $  132,330   $  854,769
Certificate of deposits         --        211,086
Money market accounts .      289,250        -
                           ----------  ----------

                          $  421,580   $1,065,855

5.  Joint Venture and Property Acquisitions:

The Partnership has invested in three properties located in Scottsdale and Tucson, Arizona and Colorado Springs, Colorado. The success of the Partnership will depend upon factors which are difficult to predict including general economic and real estate market conditions, both on a national basis and in the areas where the Partnership's investments are located. The Partnership holds a majority interest in these properties and controls the operations of the joint ventures.

Villas Sin Vacas

On October 25, 1985, the Partnership acquired a majority interest in the Sin Vacas Joint Venture, which owns and operates the Villas at Sin Vacas, a 72-unit residential property located in Tucson, Arizona. Since the Partnership owns a majority interest in the Sin Vacas Joint Venture, the accounts and operations of the Sin Vacas Joint Venture have been consolidated into the Partnership.

The co-venture partner was an affiliate of Evans Withycombe, Inc. ("EWI"), a Phoenix based residential development, construction and management firm. EWI is also the developer of the Villas Sin Vacas property.

The Partnership made initial cash payments in the form of capital contributions totaling $2,458,507 and funded $398,949 of property acquisition costs which were treated as a capital contribution to the joint venture. Since completion of construction, the Partnership has made additional contributions totaling $275,167. At December 31, 1997, the total capital contributions and acquisition costs incurred were $2,713,937 and $418,686, respectively.

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



All profits from operations, to the extent of cash distributions were allocated to the Partnership and co-venturer in the same proportion as the cash distribution. Any remaining profits are allocated 70% to the Partnership and 30% to the co-venturer.

In the case of certain capital transactions and distributions as defined in the joint venture agreement, the allocation of related profits, losses and cash distributions, if any, would be different than as described above and would be effected by the relative balances in the individual partners' capital accounts.

For the years ended December 31, 1997, 1996 and 1995 the Sin Vacas Joint Venture had net income, including gain on sale of $906,078, net loss of $67,846 and net income of $49,277, respectively.

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

The Partnership made initial cash payments in the form of capital contributions totaling $2,494,677 and funded $381,729 of property acquisition costs which were treated as a capital contribution to the Villa Antigua Joint Venture. Since completion of construction, the Partnership has made additional contributions totaling $85,440. At December 31, 1997, the total capital contributions and acquisition costs incurred were $2,580,117 and $381,729, respectively.

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

All profits from operations, to the extent of cash distributions, were allocated to the Partnership and co-venturer in the same proportion as the cash distributions; however, if for any taxable year there are no cash distributions, profits are allocated 99% to the Partnership and 1% to the co-venturer.

In the case of certain capital transactions and distributions as defined in the joint venture agreement, the allocation of related profits, losses and cash distributions, if any, would be different than as described above and would be affected by the relative balances in the individual partners' capital accounts.

The Villa Antigua Joint Venture had net income including gain on sale of $1,259,384, and net income of $137,799 and $212,408 for the years ended December 31, 1997, 1996 and 1995, respectively.

Sin Vacas and Villa Antigua

MAY 14, 1996 THROUGH DECEMBER 31, 1997

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

On November 25, 1997, Villa Sin Vacas was sold pursuant to the terms of a Sale Agreement and escrow Instructions (the "Agreement") dated May 6, 1997, as amended. Villas Sin Vacas was sold to Villas Sin Vacas Townhome Ventures Limited Partnership, an Arizona Limited Partnership unaffiliated with the Partnership, the assignee of Capital Management Systems, Inc., a Pennsylvania Corporation. The net selling price for Villas Sin Vacas was $4,952,091 subject to certain customary adjustments. The Partnership repaid first mortgage financing in the amount of $2,396,000 at closing utilizing a portion of proceeds from the sale. The Partnership recorded a gain on sale of approximately $975,000.

On October 10, 1997, Villa Antigua was sold pursuant to the terms of a Sale Agreement and escrow Instructions (the "Agreement") dated May 6, 1997, as amended. Villa Antigua was sold to Villa Sin Antigua Condominium Ventures
Limited Partnership, an Arizona Limited Partnership unaffiliated with the Partnership, the assignee of Capital Management Systems, Inc., a Pennsylvania Corporation. The net selling price for Villa Antigua was $6,141,526 subject to certain customary adjustments. The Partnership repaid first mortgage financing in the amount of $3,010,362 at closing utilizing a portion of proceeds from the sale. The Partnership recorded a gain on sale of approximately $1,307,000.

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

The co-venture partner was Highland Properties, Inc. ("Highland") a Colorado based residential development,construction and management firm. Highland developed the property known as L'Auberge Pinecliff.

The Partnership made initial cash payments in the form of capital contributions totaling $3,819,397 and funded $546,576 of property acquisition costs which were treated as a capital contribution to the Autumn Ridge Joint Venture. Since completion of construction, the Partnership has made additional contributions totaling $318,811.


December 31, 1997 the total capital contributions and acquisition costs incurred were $4,192,309 and $497,475, respectively.

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

All profits from operations, to the extent of cash distributions, were allocated to the Partnership and co-venturer in the same proportion as the cash distribution. Any remaining profits are allocated 82% to the Partnership and 18% to the co-venturer.

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

The Sin Vacas Joint Venture, the Autumn Ridge Joint Venture and the Villa Antigua Joint Venture are sometimes collectively referred to as the "Joint
Ventures". These joint ventures were effectively terminated on December 31, 1996. The Partnership has eliminated various minority interests related to these joint ventures, as such, the Partnership owned 100% of the underlying assets as of December 31, 1996.

For the years ended December 31, 1997, 1996 and 1995 the Autumn Ridge Joint Venture had net loss of $1,244 and net income of $116,520 and $149,652, respectively.

6.  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the nonrecourse mortgage notes payable outstanding at December 31, 1997 and 1996 which consisted of the following:

                            1997         1996
                      ----------   ----------
Villas at Sin Vacas   $        0   $2,428,851
Pinecliff .........    3,058,800    3,112,702
Villa Antigua .....            0    3,018,377
                      ----------   ----------
                      $3,058,800   $8,559,930
                      ==========   ==========

Sin Vacas and Villa Antigua
The original maturity date for these notes was July 15, 1997. On July 10, 1997 the lender extended the terms of these mortgage notes for a period of one year. The monthly principal and interest payments for Sin Vacas and Villa Antigua of $21,830 and $27,128, respectively, and the fixed interest rate of 9.125% for each remained unchanged. The terms of the agreement provided for a prepayment schedule of 0.5% of the outstanding loan balance if the notes were paid prior to 60 days before the maturity date. As discussed in Note 5, during 1997 the Partnership sold Sin Vacas and Villa Antigua. In connection with this sale, the outstanding mortgage debt for the properties was paid off. The Partnership incurred prepayment penalty fees of $11,952 and $14,898, respectively, for Sin Vacas and Villa Antigua, which amounts are included in interest expense in the Consolidated Statement of Operations for the year ended December 31, 1997.

Pinecliff
The original maturity date for these notes was July 15, 1997. On July 10, 1997, the lender extended the terms of the mortgage note for a period of one year. Under the modification agreement, the monthly principal and interest payment of $27,976 and the original interest rate of 9.125% remained unchanged. The terms of the agreement provide for a prepayment penalty of 0.5% of the outstanding loan amount in the event the note is paid prior to 60 days before it becomes due. The balance of the note will be due on July 15, 1998.

As discussed in Note 9, the Partnership entered into a Sale Agreement for this property with an unaffiliated third party. The estimated sales price is sufficient to cover the mortgage note balance. However, there can be no assurance that the sale of the property will occur.

In the event that the sale of Pinecliff does not occur, the Partnership will seek new sources of financing for the property on a long-term basis or seek to renegotiate the mortgage note with its existing lender. If the general economic climate for real estate in this location were to deteriorate resulting in an increase in interest rates for mortgage refinancing or a reduction in the availability of real estate mortgage financing or a decline in the market values of real estate, it may affect the Partnership's ability to complete the refinancing or sell the property.

As discussed in Note 9, the Partnership entered into a Sale Agreement for this property with an unaffiliated third party. The estimated sales price is sufficient to cover the mortgage note balance. However, there can be no assurance that the sale of the property will occur.

Interest included in Accrued expenses in the Consolidated Balance Sheets at December 31, 1997 and 1996 consisted of the following:
                         1997      1996
                      -------   -------
Villas at Sin Vacas   $     0   $ 9,235
Pinecliff .........   $11,630    11,835
Villa Antigua .....         0    11,476
                      -------   -------
                      $11,630   $32,546
                      =======   =======

The  principal   balance  of  the  mortgage  notes  payable   appearing  on  the
consolidated balance sheets at December 31, 1997 and 1996 approximates the fair value of such notes.

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

Gain from the sale of properties is to be allocated as defined in the Partnership Agreement. The net proceeds on the sale of both Villas Sin Vacas and Villa Antigua of $5.3 million were allocated as follows. The Limited Partners received 100% of the cash distribution from sale. The total gain on sale of both Villas Sin Vacas and Villa Antigua of $2.3 million was allocated as follows. The General Partner received a gain on sale allocation of approximately $70,000 and the Limited Partners received a gain on sale allocation of approximately $2.2 million. These distributions/allocations were in accordance with the terms of the Partnership Agreement.

8.  Related-Party Transactions:

L'Auberge Communities, Inc. is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and
Boyle Management).   Due to affiliates at December 31, 1997 and
1996 consisted of reimbursable costs payable to L'Auberge Communities, Inc., an affiliate of the General Partners, in the amounts of $16,076 and $8,975, respectively.

For the years ended December 31, 1997, 1996 and 1995, general and administrative expenses included $64,209, $82,881 and $84,643, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who perform services for the Partnership.

The officers and principal shareholders of EWI, the developer of the Villas at Sin Vacas and Villa Antigua properties and an affiliate of the co-venturers of those joint ventures, together hold a two and one half percent cumulative profit or partnership voting interest in LP L'Auberge Communities, a California Limited Partnership, formerly Berry and Boyle, which is the principal limited partner of GP L'Auberge Communities, L.P.

During the years ended December 31, 1996 and 1995, EWI received property management fees of $32,475 and $84,187, respectively. These fees were 5% of rental revenue in each time period. In addition, for the years ended December 31, 1997, 1996 and 1995, $87,724, $64,954 and $51,715, respectively, of property management fees were paid or accrued to Residential Services - L'Auberge, an affiliate of the General Partners. These fees were 4% of rental revenue in 1997 and 1996 and 5% of rental revenue in 1995.

Villa Antigua reimbursed $35,885 and $34,707, respectively, for its proportionate share of the 1996 and 1995 real estate taxes to Villa Antigua Phase II, which is an affiliate of the General Partners. For the year ended December 31, 1997, real estate taxes were settled as part of the closing of the sale.

9.  Assets held for Sale

During the fourth quarter of 1997, the General Partners of the Partnership committed to a plan to dispose of Pinecliff in Colorado Springs, Colorado. On January 15, 1998, the Partnership entered into a Sale Agreement (the "Agreement") to sell Pinecliff to an unaffiliated third party. The selling price for Pinecliff is approximately $6,700,000. The Agreement is subject to completion of customary due diligence to the satisfaction of the purchaser, and the purchaser obtaining a financing commitment on commercially reasonable terms and conditions. The Partnership expects to consummate this sale in 1998. Under certain conditions, the sale is contingent upon the approval by the Limited Partners.

As it is the intent of the General Partners to pursue the sale of this property, the Partnership has recorded the assets at the lower of carrying value or net realizable value and has included these amounts as Assets Held for Sale on the Consolidated Balance Sheets at December 31, 1997. In accordance with SFAS 121, the Partnership has stopped depreciating these assets effective January 1, 1998. If closing of the sale were to occur, any proceeds from sale will be allocated to the Partners in accordance with the terms of the Partnership Agreement and the Partnership will likely be liquidated.

                              CASABELLA ASSOCIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,

                   INFORMATION WITH RESPECT TO THE YEARS ENDED
                     DECEMBER 31, 1996 AND 1995 IS UNAUDITED
                                 --------------

                              CASABELLA ASSOCIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,

                   INFORMATION WITH RESPECT TO THE YEARS ENDED
                     DECEMBER 31, 1996 AND 1995 IS UNAUDITED


1.  Organization of Partnership

Casabella Associates, a general partnership (the "Partnership") was formed on July 1, 1998. Development Partners (A Massachusetts Limited Partnership), ("DPI"), formerly Berry and Boyle Development Partners, and Development Partners II (A Massachusetts Limited Partnership), ("DPII"), formerly Berry and Boyle Development Partners II, and Development Partners III (A Massachusetts Limited Partnership), ("DPIII"), formerly Berry and Boyle Development Partners III are the General Partners. DPI, DPII and DPIII own an 8.5%, 38.3%, and 53.2% interest, respectively in the Partnership.

Casabella Associates was formed to acquire a majority interest in the Casabella Joint Venture, which owns Casabella, a 154-unit residential property, located in Scottsdale, Arizona. Since the Partnership owns a majority interest in Casabella Joint Venture, the accounts and operations of Casabella Joint Venture have been consolidated into the Partnership.

The co-venture partner was an affiliate of Evans Withycombe, Inc. ("EWI"), a Phoenix based residential development, construction and management firm. EWI also developed the property known as Casabella.

The Partnership will continue until December 31, 2018, unless earlier terminated by the sale of all or substantially all of the assets of the Partnership, or as otherwise provided in the Partnership Agreement (See Note 9).

2.  Significant Accounting Policies

         A. Basis of Presentation

         The consolidated financial statements include the accounts of the Partnership and its subsidiary Casabella Joint Venture. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership follows the accrual basis of accounting. Refer to Note 5 regarding the termination of the Casabella Joint Venture.

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

         D. Depreciation

         Depreciation is provided for by the use of the straight-line method over the estimated useful lives as follows:

                             Buildings and improvements             39-40 years
                             Equipment, furnishings and fixtures     5-15 years

         E.  Deferred Expenses

         Costs of obtaining or extending the mortgage on Casabella are being amortized over the mortgage term using the straight-line method, which approximates the effective interest method. Any unamortized costs remaining at the date of refinancing are expensed in the year of refinancing.

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

         H. Reclassification

         Certain items in the financial statements for the years ended December 31, 1996 and 1995 have been reclassified to conform to the 1997 presentation.

         I. Long-Lived Assets

         In 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of." SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The adoption of SFAS 121 had no effect on reported results in 1996. As further discussed in Note 9, for the year ended December 31, 1997 the Partnership recorded its property at the lower of carrying value or net realizable value and has included these amounts as Assets Held for Sale.

         For the years ended December 31, 1997 and 1996, permanent impairment conditions did not exist at the Partnership's property.







Note 3 Depreciation

4.  Cash and cash equivalents

Cash and cash equivalents December 31, 1997 and 1996 consisted of the following:

                              1997       1996
                          --------   --------
Cash on hand ..........   $ 49,163   $ 46,194
Money market accounts .     33,769       --
Certificates of Deposit    ______-    208,201
                                     --------
                          $ 82,932   $254,395
                          ========   ========

5.  Joint Venture and Property Acquisitions

At December 31, 1997, DPI, DPII and DPIII had contributed $400,000, $1,800,000 and $2,500,000, respectively, to the Partnership. Of the total contributions, $3,845,154 was used to purchase the majority interest in the Casabella Joint Venture and $500,000 was used to fund an escrow account maintained by the permanent lender. In addition to the $4,700,000 of cash contributions referred to above, DPI, DPII and DPIII collectively incurred $280,930 of acquisition costs which have been recorded as additional capital contributions to Casabella Associates.

The Partnership has invested in a single property located in Scottsdale, Arizona. The success of the Partnership will depend upon factors which are difficult to predict including general economic and real estate market conditions, both on a national basis and in the area where the Partnership's investment is located.

PRIOR TO MAY 13, 1996:

Net cash from operations of the Casabella Joint Venture, to the extent available, shall be distributed not less often than quarterly with respect to each fiscal year, as follows:

           (A) First, to Associates, an amount equal to a 10.6% per annum (computed on a simple noncompounded daily basis from the date of the closing) of their capital investment;

           (B) Second, the balance 70% to Associates and 30% to the property developer.

All losses from operations and depreciation for the Casabella Joint Venture were allocated 99.5% to Associates and 0.5% to the property developer.

All profits from operations of the Casabella Joint Venture were allocated in accordance with distributions of net cash from operations; provided, however, that if any fiscal year has no distributable net cash from operations, profits will be allocated 99.5% to Associates and 0.5% to the property developer.

 In the case of certain capital transactions and distributions as defined in the Casabella joint venture agreement, the allocation of related profits, losses and cash distributions, if any, would be different than as described above and would be affected by the relative balance in the individual partners' capital accounts.

MAY 14, 1996 THROUGH DECEMBER 31, 1997:

On May 14, 1996, the Partnership and certain affiliates consummated an agreement with Evans Withycombe Management, Inc. and certain of its affiliates ("EWI") which separated the interests of EWI and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of Casabella. In consideration of a total



 5.   Joint Venture and Property Acquisitions, continued

payment by DPI, DPII, and DPIII of $71,009 to EWI and delivery of certain mutual releases, EWI (i) relinquished its contract to manage Casabella and its option to exercise its rights to first refusal with regard to the sale of the property and (ii) assigned all of its interest in the Casabella Joint Venture to the Partnership (while preserving the economic interest of the venture in these Joint Ventures), which resulted in the dissolution of the Casabella Joint Venture. EWI may still share in the cash flow distributions or the proceeds from sale of the properties if certain performance levels are met.

6.  Mortgage Note Payable

All of the property owned by the Partnership is pledged as collateral for the nonrecourse mortgage note payable pertaining to Casabella in the original principal amount of $7,320,000. The original maturity date for this note was July 15, 1997. On July 10, 1997 the lender extended the terms of the mortgage note for a period of one year. Under the modification agreement, monthly principal and interest payments of $61,887 and a fixed interest rate of 9.125% remain unchanged. The terms of the agreement provide for a pre-payment penalty of 0.5% of the outstanding loan amount in the event the note is paid prior to 60 days before the note becomes due. The balance of the note will be due on July 15, 1998.

As discussed in Note 9, the Partnership entered into a Sales Agreement for Casabella. The estimated sales price is sufficient to cover the mortgage loan balance. However, there can be no assurance that the sale of the property will occur.

In the event the sale of the property does not occur, the Partnership will seek new sources of financing for the property on a long-term basis or seek to renegotiate the mortgage note with its existing lender. If the general economic climate for real estate in these respective locations were to deteriorate resulting in an increase in interest rates for mortgage financing or a reduction in the availability of real estate mortgage financing or a decline in the market values of real estate it may affect the Partnership's ability to complete the refinancing or sell the property.

Accrued interest included in accounts payable and accrued expenses on the Balance Sheet of the Consolidated Financial Statements at December 31, 1997 and 1996, consisted of $25,727 and $26,180, respectively.

The principal balance of the mortgage note payable appearing on the consolidated balance sheets approximates the fair value of such note at December 31, 1997 and 1996.

7.  Partners' Equity

Cash distributions and allocations of income and loss from Casabella Associates are governed by the partnership agreement and are generally based on the ratio of capital contributed by each of the joint venture partners, DPI, DPII and DPIII.

In the case of certain events as defined in the Partnership Agreement, such as the sale of an investment property or an interest in a joint venture partnership, the allocation of the related profits, losses, and distributions, if any, would be different than described above.




8.  Related Party Transactions

L'Auberge Communities, Inc.(formerly Berry and Boyle, Inc.) is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and Boyle Management).

The officers and principal shareholders of Evans Withycombe, Inc., the developer of Casabella, together hold a two and one half percent cumulative profit or partnership voting interest in LP L'Auberge Communities, formerly Berry and Boyle, an affiliate of the General Partners.

During the years ended December 31, 1996 and 1995, property management fees of $37,735 and $78,663, respectively, were paid to Evans Withycombe, Inc. This represents 5% of the rental revenues. During the years ended December 31, 1997 and 1996, property management fees of $59,244 and $6,612, respectively, were paid to Residential Services-L'Auberge, an affiliate of the General Partner. This represents 4% of the rental revenues.

9.  Asset Held for Sale

During the fourth quarter of 1997, the General Partners of the Partnership committed to a plan to dispose of Casabella in Scottsdale, Arizona. On February 4, 1998, the Partnership entered into a Sales Agreement (the "Agreement") to sell Casabella to an unaffiliated third party. The selling price for Casabella is approximately $11,700,000. The Agreement is subject to completion of customary due diligence to the satisfaction of the purchaser, and the purchaser obtaining a financing commitment for the purchase of the property on commercially reasonable terms and conditions. The Partnership expects to consummate this sale in 1998.

As it is the intent of the General Partners to pursue the sale of this Property, the Partnership has recorded the assets at the lower of carrying value or net realizable value and has included these amounts as Assets held for Sale on the Consolidated Balance Sheets at December 31, 1997. In accordance with SFAS 121, the Partnership has stopped depreciating these assets effective January 1, 1998. If closing of the sale were to occur, any proceeds from the sale will be allocated to the Partners in accordance with the terms of the Partnership Agreement and the Partnership will likely be liquidated.

                              CASABELLA ASSOCIATES










                              FINANCIAL STATEMENTS

              for the years ended December 31, 1997, 1996, and 1995





                                   CASABELLA ASSOCIATES


                                CONSOLIDATED BALANCE SHEETS

                                December 31, 1997 and 1996


                                                                     1997          1996
                                                                                (unaudited)
                ASSETS
Assets held for sale/Property, at cost (Notes 3, 9)
  Land                                                             $2,809,851    $2,809,851
  Buildings and improvements                                        7,648,060     7,648,060
  Equipment, furnishings and fixtures                               1,122,596       995,909

                                                                 -------------  ------------

                                                                   11,580,507    11,453,820
  Less accumulated depreciation                                   (2,228,967)   (1,996,504)

                                                                 -------------  ------------

                                                                    9,351,540     9,457,316

Cash and cash equivalents                                              82,932       254,395
Accounts and interest receivable                                        5,907         3,015
Real estate tax escrow and prepaid                                     25,821        24,268
expenses
Deposits                                                                1,950         1,950
Deferred expenses, net of accumulated
  amortization of $123,914 and                                         13,927        11,212
$100,918

                                                                 -------------  ------------

         Total assets                                              $9,482,077    $9,752,156
                                                                 =============  ============


     LIABILITIES AND PARTNERS' EQUITY

Mortgage note payable                                               6,766,437    $6,885,673
Accounts payable and accrued expenses                                 144,493       173,500
Due to affiliates (Note 8)                                              2,195           646
Tenant security deposits                                               23,090        24,834
Rents received in advance                                                             3,507
                                                                         -

                                                                 -------------  ------------
         Total liabilities                                          6,936,215     7,088,160


Partners' equity                                                    2,545,862     2,663,996

                                                                 -------------  ------------


        Total liabilities and                                      $9,482,077    $9,752,156
partners' equity
                                                                 =============  ============









                                   CASABELLA ASSOCIATES


                           CONSOLIDATED STATEMENTS OF OPERATIONS

                   For the years ended December 31, 1997, 1996 and 1995






                                                      1997           1996          1995
                                                                 (unaudited)    (unaudited)
Revenue:
   Rental income                                    $1,507,910     $1,361,622    $1,579,782
   Interest Income                                       8,651         30,226        44,533

                                                  -------------  -------------  ------------
                                                    $1,516,561     $1,391,848    $1,624,315

Expenses:
   Operating Expenses                                  747,479        665,878       561,516
   Interest                                            625,459        633,360       642,857
   Depreciation and amortization                       255,643        266,730       375,234
   General and administrative                            6,114          6,223        10,200

                                                  -------------  -------------  ------------
                                                     1,634,695      1,572,191     1,589,807

                                                  -------------  -------------  ------------

Net loss                                             (118,134)      (180,343)       $34,508
                                                  =============  =============  ============



Net income (loss) allocated to:
General Partners                                    ($118,134)     ($180,343)       $34,508


                                  CASABELLA ASSOCIATES


                        CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                    For the years ended December 31, 1997, 1996 and 1995


                                                                     Total
                                                                   Partners'
                                                                     Equity

Balance at December 31, 1994                                         3,464,618
(unaudited)

Cash distributions                                                   (184,000)

Net income                                                              34,508
                                                                  -------------


Balance at December 31, 1995                                         3,315,126
(unaudited)

Cash distributions                                                   (470,787)

Net loss                                                             (180,343)
                                                                  -------------


Balance at December 31, 1996                                         2,663,996
(unaudited)

Cash distributions                                                     -

Net loss                                                             (118,134)
                                                                  -------------


Balance at December 31, 1997                                        $2,545,862
                                                                  =============






                                    CASABELLA ASSOCIATES


                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the years ended December 31, 1997, 1996 and 1995


                                                       1997           1996          1995
                                                                  (unaudited)    (unaudited)
Cash flows from operating activities:
  Interest received                                     $11,666        $41,626       $42,047
  Cash received from rents                            1,502,659      1,356,103     1,579,281
  Administrative expenses                               (7,472)       (11,916)      (18,901)
  Rental operations expenses                          (780,586)      (577,518)     (549,753)
  Interest paid                                       (625,912)      (633,774)     (643,235)
                                                   -------------  -------------  ------------

Net cash provided by operating                          100,355        174,521       409,439
activities

Cash flows from investing activities:
  Capital Improvements                                (126,687)      (156,015)      (47,771)
 Cash received from short-term investments              -              581,813       107,147
                                                   -------------  -------------  ------------


Net cash provided (used) by investing                 (126,687)        425,798        59,376
activities

Cash flows from financing activities:
  Distributions to partners                                   -      (470,787)     (184,000)
  Payments on mortgage note payable                   (119,236)      (108,873)      (99,414)
  Cash paid for deposits                                      -        (1,950)        -
  Cash paid for loan refinancing                       (25,895)        -              -
                                                   -------------  -------------  ------------


Net cash provided (used) by financing                 (145,131)      (581,610)     (283,414)
activities
                                                   -------------  -------------  ------------


Net increase (decrease) in cash and cash              (171,463)         18,709       185,401
equivalents

Cash and cash equivalents at beginning of               254,395        235,686        50,285
year
                                                   -------------  -------------  ------------


Cash and cash equivalents at end of                     $82,932       $254,395      $235,686
year
                                                   =============  =============  ============



                                   CASABELLA ASSOCIATES


                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the years ended December 31, 1997, 1996 and 1995







Reconciliation of net income (loss) to net cash provided by operating activities:


                                                       1997           1996          1995
                                                                  (unaudited)    (unaudited)
Net income (loss)                                    ($118,134)     ($180,343)       $34,508
Adjustments to reconcile net income (loss) to
net cash
  provided by operating activities:
Depreciation and amortization                           255,643        266,730       375,234
Change in assets and liabilities net of
effects
  from investing and financing
activities:
    (Increase) decrease in accounts and                 (2,892)         11,400       (2,486)
interest receivable
    (Increase) decrease in real estate tax              (1,553)          (583)         3,748
escrow and prepaid expenses
    (Decrease) increase in accounts
      payable and accrued expenses                     (29,007)         82,150         8,515
    (Decrease) increase in due to                         1,549            686       (9,579)
affiliates
    (Decrease) increase in rents received in            (3,507)          3,507         (101)
advance
    Decrease in tenant security                         (1,744)        (9,026)         (400)
deposits
                                                   -------------  -------------  ------------

Net cash provided by operating                         $100,355       $174,521      $409,439
activities
                                                   =============  =============  ============






                                                        F-21
                                                   EXHIBIT INDEX
Exhibit
  No.

(4)(a)(1) Amended and Restated Certificate and Agreement of Limited Partnership (included in Partnership's Registration Statement No. 2-86262, declared effective on March 22, 1984 (the "Registration Statement") and incorporated herein by reference).

(4)(a)(2) Seventeenth Amendment to Amended and Restated Certificate and Agreement of Limited Partnership dated May 31, 1990 (included as an exhibit to the Partnership's Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference).

(4)(b) Subscription Agreement (included as an Exhibit in the Registration Statement and incorporated herein by reference).

(10)(a) Property management agreement between Autumn Ridge Joint Venture and Berry and Boyle Residential Services.(included as an exhibit to the Partnership's Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference).

(10)(b) Property management agreement regarding Sin Vacas between Cluster Housing Properties and L'Auberge Communities Inc. dated May 15, 1996.

(10)(c) Property management agreement regarding Villa Antigua between Cluster Housing Properties and L'Auberge Communities Inc. dated November 30, 1996.

(10)(d) Documents pertaining to the permanent loan refinancing for the Sin Vacas Joint Venture (included as an exhibit to the Partnership's Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

(10)(e) Documents pertaining to the permanent loan refinancing for the Autumn Ridge Joint Venture (included as an exhibit to the Partnership's Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

(10)(f) Documents pertaining to the permanent loan refinancing for the Villa Antigua Joint Venture (included as an exhibit to the Partnership's Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

(10)(g) First Amendment to Joint Venture Agreement of L'Auberge Pinecliff Joint Venture and Related Assignment of Joint Venture Interest.

(10)(h)    Agreement regarding Villa Sin Vacas Joint Venture

(10)(i)    Agreement regarding Villa Antigua Joint Venture

(10)(j) Purchase and Sale Agreement and Escrow Instructions between Cluster Housing Properties and DRA Advisors, Inc. related to the sale of Pinecliff dated January 15, 1998.

(27)       Financial Data Schedule