Form 10-Q
period 1998-03-31
CLUSTER HOUSING PROPERTIES
filed 1998-05-15
CIK 726995

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

                           CONSOLIDATED BALANCE SHEETS

                                 ---------------


                                ASSETS .............................................     March 31,
                                                                                           1998       December 31,
                                                                                       (Unaudited)        1997
Assets held for sale/Property, at cost (Note 8)
  Land .............................................................................   $ 1,242,061    $ 1,242,061
  Buildings and improvements .......................................................     6,063,055      6,063,055
  Equipment, furnishings and fixtures ..............................................       643,757        642,239
                                                                                       -----------    -----------

                                                                                         7,948,873      7,947,355
  Less accumulated depreciation ....................................................    (2,152,207)    (2,152,207)
                                                                                       -----------    -----------

                                                                                         5,796,666      5,795,148

Cash and cash equivalents ..........................................................       395,748        421,580
Real estate tax escrows ............................................................        36,430         24,037
Deposits and prepaid expenses ......................................................       100,709        133,285
Accounts receivable ................................................................                        1,400
Deferred expenses, net of accumulated
  amortization of $208,788 and $205,147 ............................................         4,247          7,888
                                                                                       -----------    -----------

         Total assets ..............................................................   $ 6,333,800    $ 6,383,338
                                                                                       ===========    ===========

                               LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage notes payable .............................................................   $ 3,044,542    $ 3,058,800
Accounts payable ...................................................................        37,188         83,637
Accrued expenses ...................................................................        76,989        131,588
Due to affiliates (Note 7) .........................................................        49,541         16,076
Rents received in advance ..........................................................                        1,984

Tenant security deposits ...........................................................        36,450         33,555
                                                                                       -----------    -----------

         Total liabilities .........................................................     3,244,710      3,325,640


General Partners' deficit ..........................................................      (126,277)      (127,847)
Limited Partners' equity ...........................................................     3,215,368      3,185,545
                                                                                       -----------    -----------

        Total liabilities and partners' equity .....................................   $ 6,333,800    $ 6,383,338
                                                                                       ===========    ===========








                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     -------------

                                                                                               Three Months Ended
                                                                                                     March 31,
                                                                                                  1998       1997
                                                                                                --------   --------
Revenue:
   Rental income ............................................................................   $261,865   $657,818
   Interest income ..........................................................................      4,977     10,897
                                                                                                --------   --------

Total Revenue ...............................................................................    266,842   $668,715

Expenses:
   Operations ...............................................................................    101,603    280,058
   Interest expense .........................................................................     69,671    195,002
   Depreciation and amortization ............................................................      3,640    107,780
   General and administrative ...............................................................     60,535     42,234

                                                                                                --------   --------
Total Expenses ..............................................................................    235,449    625,074
                                                                                                --------   --------

Net income (loss) ...........................................................................   $ 31,393   $ 43,641
                                                                                                ========   ========

Net income (loss) allocated to:
  General Partners ............                                                                  $1,570      $2,182

Basic and diluted per unit
Net income  (loss)  allocated
 to Investor  Limited Partner interest:
     32,421 units issued ..............                                                        $   0.92$       1.28














                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                                     -------------


                                                                                                   Investor       Total
                                                                                    General        Limited      Partners'
                                                                                   Partners        Partners      Equity

Balance at December 31, 1996 ..................................................   ($  192,294)   $ 6,896,994    $ 6,704,700

Cash distributions ............................................................       (15,358)    (5,641,254)    (5,656,612)

Net loss ......................................................................        79,805      1,929,805      2,009,610
                                                                                  -----------    -----------    -----------

Balance at December 31, 1997 ..................................................      (127,847)     3,185,545      3,057,698

Cash distributions ............................................................          --             --             --

Net income ....................................................................         1,570         29,823         31,393
                                                                                  -----------    -----------    -----------

Balance at March 31, 1998 .....................................................   ($  126,277)   $ 3,215,368    $ 3,089,090
                                                                                  ===========    ===========    ===========











                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                           Three Months
                                                                                                              Ended
                                                                                                             March 31,
Cash flows from operating activities: ...........................................................          1998           1997
                                                                                                    -----------    -----------
  Interest received .............................................................................   $     4,977    $    10,897
  Cash received from rental income ..............................................................       262,776        653,423
  General and administrative expenses ...........................................................       (48,188)      (104,433)
  Operations expense ............................................................................      (192,572)      (253,449)
  Interest paid .................................................................................       (69,671)      (195,002)
                                                                                                    -----------    -----------
Net cash provided by operating activities .......................................................       (42,678)       111,436

Cash flows from investing activities:
  Capital improvements ..........................................................................        (2,261)       (72,054)
  Deposit with escrow agent .....................................................................        33,367           --
                                                                                                    -----------    -----------

Net cash provided by investing activities .......................................................        31,107        (72,054)

Cash flows from financing activities:
  Distributions to partners .....................................................................          --          (97,263)
  Deposits ......................................................................................          --           (9,725)
  Principal payments on mortgage notes payable ..................................................       (14,260)       (35,805)
                                                                                                    -----------    -----------

Net cash used by financing activities ...........................................................       (14,260)      (142,793)
                                                                                                    -----------    -----------

Net increase (decrease) in cash and cash equivalents ............................................       (25,832)      (103,411)

Cash and cash equivalents at beginning of  the period ...........................................       421,580      1,065,855
                                                                                                    -----------    -----------

Cash and cash equivalents at end of the period ..................................................   $   395,748    $   962,444
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










                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     -------------


Reconciliation   of  net  income  (loss)  to  net  cash  provided  by  operating activities:

                                                                                                          Three Months
                                                                                                              Ended
                                                                                                             March 31,
                                                                                                           1998         1997
                                                                                                      ---------    ---------
Net income (loss) .................................................................................   $  31,393    $  43,641

Adjustments to  reconcile  net income  (loss) to net cash  provided by operating activities:
  Depreciation and amortization ...................................................................       3,640      107,780
Change in assets and liabilities net of effects
of investing and financing activities:
    Increase in real estate tax escrows ...........................................................     (12,393)     (28,457)
    Increase prepaid expenses .....................................................................         (48)      (2,337)
    Decrease (increase) in accounts receivable ....................................................       1,400       (9,725)
    (Decrease) in accounts payable and accrued expenses ...........................................    (101,046)      (2,070)
    Increase in due to affiliates .................................................................      33,465        6,999
    Decrease in rent received in advance ..........................................................      (1,984)      (4,538)
    Increase in tenant security deposits ..........................................................       2,895          143
                                                                                                      ---------    ---------

Net cash provided by operating activities .........................................................   ($ 42,678)   $ 111,436
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

A total of 2,000 individual Limited Partners owning 32,421 units have contributed $16,210,500 of capital to the Partnership. At March 31, 1998, the total number of Limited Partners was 1,902. Except under certain limited circumstances, as defined in the Partnership Agreement, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

The Partnership will continue until December 31, 2010, unless terminated earlier by the sale of all, or substantially all, of the assets of the Partnership, or otherwise in accordance with the provisions of Section 16 of the Partnership Agreement (See Note 8.)

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

         H. Long-Lived Assets

         In 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed of." SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The adoption of SFAS 121 had no effect on reported results in 1996. As further discussed in Note 8, as of the year ended December 31, 1997, the Partnership recorded the assets at the lower of carrying value or net realizable value and has included these amounts as Assets Held for Sale.

         For the three months ended March 31, 1998 and the year ended December 31, 1997, permanent impairment conditions did not exist at the Partnership's property.

         I.  New Accounting Standards

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

3.  Cash and Cash Equivalents:

Cash and cash equivalents at March 31, 1998 and December 31, 1997 consisted of the following:


                                                        March 31,  December 31,
                                                          1998          1997
                                                          ----          ----
                  Cash on hand                         $ 178,602      $ 132,330
                  Money market accounts                  217,146        289,250
                                                         -------        -------
                                                        $395,748       $421,580

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

All losses from operations and depreciation for the Sin Vacas Joint Venture were allocated 99% to the Partnership and 1% to the co-venturer.
and Property Acquisitions, continued:

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

The Partnership made initial cash payments in the form of capital contributions totaling $2,494,677 and funded $381,729 of property acquisition costs which were treated as a capital contribution to the Villa Antigua Joint Venture. Since completion of construction, the Partnership has made additional contributions totaling $85,440. At December 31, 1996, the total capital contributions and acquisition costs incurred were $2,580,117 and $381,729, respectively.

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

MAY 14, 1996 THROUGH NOVEMBER 25, 1997

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


4.Joint Venture and Property Acquisitions, continued:

At March 31, 1998, the total capital contributions and acquisition costs incurred were $4,192,309 and $497,475, respectively.

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

JULY 3, 1996 THROUGH MARCH 31, 1998

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

For the three months ended March 31, 1998 and 1997, Pinecliff had a net income of $88,412 and $16,845, respectively.

5.  Mortgage Notes Payable:

The property owned by the Partnership is pledged as collateral for the nonrecourse mortgage notes payable outstanding March 31, 1998 and December 31, 1997, which consisted of the following:

                                            1998                      1997
                                            ----                      ----
         Pinecliff                        3,044,542                 3,058,800

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

As discussed in Note 8, the Partnership entered into a Sale Agreement for this property with an unaffiliated third party. The estimated sales price is sufficient to cover the mortgage note balance. However, there can be no assurance that the sale of the property will occur.

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

As discussed in Note8, the Partnership entered into a Sale Agreement for this property with an unaffiliated third party. The estimated sales price is sufficient to cover the mortgage note balance. However, there can be no assurance that the sale of the property will occur.

Interest included in Accrued expenses in the Consolidated Balance Sheets at March 31, 1998 and December 31, 1997 consisted of the following:

                                              1998                      1997
                                              ----                      ----
        Pinecliff                            $11,630                   $11,630


The  principal   balance  of  the  mortgage  notes  payable   appearing  on  the
consolidated balance sheets at March 31, 1998 and December 31, 1997 approximates the fair value of the note.



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

7.  Related-Party Transactions:

L'Auberge Communities, Inc. is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and Boyle Management). Due to affiliates at March 31, 1998 and December 31, 1997 consisted of reimbursable costs payable to L'Auberge Communities, Inc., an affiliate of the General Partners, in the amounts of $49,541 and $16,076, respectively.

For the period ended March 31, 1998 and 1997, general and administrative expenses included $19,289, and $14,547, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who perform services for the Partnership.


8.  Assets held for Sale

During the fourth quarter of 1997, the General Partners of the Partnership committed to a plan to dispose of Pinecliff in Colorado Springs, Colorado. On January 15, 1998, the Partnership entered into a Sale Agreement (the "Agreement") to sell Pinecliff to an unaffiliated third party. The selling price for Pinecliff is approximately $6,700,000. The Agreement is subject to completion of customary due diligence to the satisfaction of the purchaser, and the purchaser obtaining a financing commitment on commercially reasonable terms and conditions. The Partnership expects to consummate this sale in 1998. Under certain conditions, the sale is contingent upon the approval by the Limited Partners. As of May 13, 1998, the Partnership has received sufficient consents from the Limited Partners, approving the sale of the property.

As it is the intent of the General Partners to pursue the sale of this property, the Partnership has recorded the assets at the lower of carrying value or net realizable value and has included these amounts as Assets Held for Sale on the Consolidated Balance Sheet. In accordance with SFAS 121, the Partnership has stopped depreciating these assets effective January 1, 1998. If closing of the sale were to occur, any proceeds from sale will be allocated to the Partners in accordance with the terms of the Partnership Agreement and the Partnership will likely be liquidated.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Liquidity and Capital Resources

At March 31, 1998, the Partnership had cash and cash equivalents of $395,748 compared with $421,580 at December 31, 1997. The aggregate net decrease of $25,832 resulted primarily from $33,367 received from the escrow agent relating to the sale of Villa Antigua, offset by the cash needed for operations of $42,678, purchase of fixed assets of $2,261, and $14,260 of principal payments on mortgage notes payable.

Property Status

For the period ended March 31, 1998, the Partnership owned and operated L'Auberge Pinecliff, formerly Autumn Ridge ("Pinecliff"), a 96-unit multifamily rental property in Colorado Springs, Colorado, subject to first mortgage financing in the original principal amount of $3,072,739. During the fourth quarter of 1997, the Partnership sold two properties: (1) Villas at Sin Vacas, a 72-unit multifamily rental property in Tucson, Arizona, which was sold in November 1997; and (2) Villa Antigua, an 88-unit multifamily rental property in Scottsdale, Arizona, which was sold in October 1997. The ownership of each property was formerly structured as a Joint Venture in which the Partnership owned a majority interest. With regard to the termination of the Joint Ventures and the sales of properties, see Note 5 of Notes to Consolidated Financial Statements.

Pinecliff

As of March 31, 1998, the property was 92% occupied, compared to 81% approximately one year ago. The market rents for the various unit types were as follows:
                                                           Market Rents
                                                             March 31,
                       Unit Type                          1998       1997
                       ---------                          ----       ----
                  One bedroom one bath                    $930       $905
                  Two bedroom two bath                   1,155      1,109

As discussed in Note 8 of the Notes to the Consolidated Financial Statements, on January 15, 1998, the Partnership entered into a purchase and sale agreement (the "Agreement") to sell Pinecliff to an unaffiliated third party. The selling price for Pinecliff is approximately $6,700,000. The Agreement is subject to completion of customary due diligence to the satisfaction of the purchaser, and the purchaser obtaining a financing commitment on commercially reasonable terms and conditions. The Partnership expects to consummate this sale in the second quarter of 1998. The sale is contingent on the consent of the Limited partners to the dissolution. If closing of the sale were to occur, any proceeds from sale will be allocated to the Partners in accordance with the terms of the Partnership Agreement and the Partnership will be liquidated.

Results of Operations

For the three months ended March 31, 1998 the Partnership's operating results were comprised of its share of the income and expenses from Pinecliff, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below.

                                                          L'Auberge  Investment  Consolidated
                                                          Pinecliff  Partnership    Total
Total revenue ........................................   $ 263,261   $   3,581    $ 266,842

Expenses:
  General and administrative .........................                   60,535      60,535
  Operations .........................................     101,538          65      101,603
  Depreciation and amortization ......................       3,640                    6,640
  Interest ...........................................      69,671                   69,671
                                                         ---------   ---------    ---------
                                                           174,849      60,600      235,449
                                                         ---------   ---------    ---------
Net income ...........................................      88,412     (57,019)   $  31,393
                                                         =========   =========    =========


For the three months ended March 31, 1997, the Partnership's operating results were comprised of its share of the income and expenses from the Sin Vacas, Pinecliff and Villa Antigua, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below.

                                                Sin       L'Auberge     Villa   Investment   Consolidated
                                                Vacas     Pinecliff   Antigua   Partnership      Total
Total revenue ............................   $ 185,073   $ 235,026   $ 238,173   $  10,443    $ 668,715

Expenses:
  General and administrative .............                                          42,252      42,252
  Operations .............................      86,962     101,820      91,258                 280,040
  Depreciation and .......................      31,669      45,451      30,660                 107,780
amortization
  Interest ...............................      55,331      70,910      68,761                 195,002
                                             ---------   ---------   ---------   ---------    ---------
                                               173,962     218,181     190,679      42,252      625,074
                                             ---------   ---------   ---------   ---------    ---------
Net income ...............................   $  11,111   $  16,845   $  47,494   ($ 31,809)   $  43,641
                                             =========   =========   =========   =========    =========

Comparison of Operating Results for the Three Months Ended March 31, 1998 and 1997:

Partnership operations for the three months ended March 31, 1998 generated net income of $31,393 compared with net income of $43,641 for the corresponding period in 1997. Total revenue decreased by $395,953 or 60%, due to the fact that Villa Sin Vacas and Villa Antigua were sold in the fourth quarter of 1997. The revenue from Pinecliff increased by $33,235 or 14% due to an increase in occupancy. Operating expenses decreased in total by $178,437 or 64% due to the sales of the properties, however the expenses for Pinecliff decreased by $282. General and administrative expenses have increased by $18,283 or 43%, due primarily to the administrative costs relating to the sale of the properties, including legal fees and printing and mailing costs of the consent of the Limited Partners for the Dissolution of the Partnership.

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



                                   CLUSTER HOUSING PROPERTIES

                By: GP L'Auberge Communities, L.P., a California
                      Limited Partnership, General Partner

                          By:  L'Auberge Communities, Inc., its General Partner


                        By: __/s/ Stephen B. Boyle______________________________
                           Stephen B. Boyle, President


                                    Date: May 15, 1998