Form 10-Q
period 1998-06-30
CLUSTER HOUSING PROPERTIES
filed 1998-08-13
CIK 726995

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                           CONSOLIDATED BALANCE SHEETS

                                 ---------------


                                     ASSETS ..................................................      June 30,
                                                                                                      1998      December 31,
                                                                                                  (Unaudited)       1997
Assets held for sale/Property, at cost (Note 8)
  Land .......................................................................................    $            $ 1,242,061

  Buildings and improvements .................................................................          --        6,063,055
  Equipment, furnishings and fixtures ........................................................          --          642,239
                                                                                                 -----------    -----------

                                                                                                        --        7,947,355
  Less accumulated depreciation ..............................................................          --       (2,152,207)
                                                                                                 -----------    -----------

                                                                                                        --        5,795,148

Cash and cash equivalents ....................................................................   $ 3,474,912        421,580
Real estate tax escrows ......................................................................          --           24,037
Deposits and prepaid expenses ................................................................        89,116        133,285
Accounts receivable ..........................................................................         4,601          1,400
Deferred expenses, net of accumulated
  amortization of $208,788 and $205,147 ......................................................          --            7,888
                                                                                                 -----------    -----------

         Total assets ........................................................................   $ 3,568,629    $ 6,383,338
                                                                                                 ===========    ===========

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage notes payable .......................................................................          --      $ 3,058,800
Accounts payable .............................................................................   $    13,075         83,637
Accrued expenses .............................................................................        15,073        131,588
Due to affiliates (Note 7) ...................................................................         7,160         16,076
Rents received in advance ....................................................................          --            1,984
Tenant security deposits .....................................................................          --           33,555
                                                                                                 -----------    -----------

         Total liabilities ...................................................................        35,308      3,325,640


General Partners' deficit ....................................................................      (120,229)      (127,847)
Limited Partners' equity .....................................................................     3,653,551      3,185,545
                                                                                                 -----------    -----------

        Total liabilities and partners' ......................................................   $ 3,568,629    $ 6,383,338
equity
                                                                                                 ===========    ===========



                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  -------------


                                                                                 Three Months Ended             Six Months Ended
                                                                                          June 30,                    June 30,
                                                                                    1998           1997           1998          1997
                                                                             -----------    -----------    -----------   -----------
Revenue:
   Rental income ..........................................................  $   152,747    $   626,048    $   414,612   $ 1,283,865
   Interest income ........................................................       17,252          9,705         22,229        20,602
   Gain from sale of properties ...........................................         --             --          452,214          --
                                                                             -----------    -----------    -----------   -----------


Total Revenue .............................................................      169,999        635,753        889,055     1,304,467

Expenses:
   Operations .............................................................       81,058        303,530        182,661       583,589
   Interest expense .......................................................       47,713        194,180        117,384       389,182
   Depreciation and amortization ..........................................        4,248        107,781          7,888       215,561
   General and administrative .............................................       44,963         73,908        105,498       116,142

                                                                                -----------   -----------  -----------   -----------
Total Expenses ............................................................      177,982        679,399        413,431     1,304,474
                                                                              -----------    -----------   -----------   -----------

Net income (loss) ........................................................  ($    7,983)   ($   43,646)   $   475,624   ($        7)
                                                                             ===========    ===========    ===========   ===========

Net income (loss) allocated to:
  General Partners ........................................................ ($       80)   ($      436)   $     7,618   ($        0)

  Basic and diluted per unit Net income (loss)
allocated to
    Investor Limited Partner interest:
       32,421 units issued ................................................ ($     0.24)   ($     1.33)   $     14.44   ($     0.00)

















                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                                  -------------


                                                                                     Investor           Total
                                                                      General        Limited          Partners'
                                                                     Partners        Partners           Equity

Balance at December 31, 1996                                          ($192,294)      $6,896,994        $6,704,700

Cash distributions                                                      (15,358)     (5,641,254)       (5,656,612)

Net loss                                                                  79,805       1,929,805         2,009,610
                                                                   -------------- ---------------   ---------------

Balance at December 31, 1997                                           (127,847)       3,185,545         3,057,698

Cash distributions                                                       -              -                 -

Net income                                                                 7,618         468,006           475,624
                                                                   -------------- ---------------   ---------------

Balance at June 30, 1998                                              ($120,229)      $3,653,551        $3,533,321
                                                                   ============== ===============   ===============











                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Six Months
                                                                              Ended
                                                                             June 30,
Cash flows from operating activities:                                  1998            1997
                                                                       ----            ----
  Interest received                                                      $22,229         $20,602
  Cash received from rental income                                       379,073       1,285,810
  General and administrative expenses                                  (129,440)       (163,735)
  Operations expense                                                   (321,707)       (658,424)
  Interest paid                                                        (129,014)       (389,182)
                                                                   -------------- ---------------
Net cash provided by operating activities                              (178,859)          95,071

Cash flows from investing activities:
  Proceeds from sale of properties                                     6,608,653        -
  Capital improvements                                                 (361,293)       (121,648)
  Deposit with escrow agent                                               42,297        -
                                                                   -------------- ---------------

Net cash provided by investing activities                              6,289,657       (121,648)

Cash flows from financing activities:
  Distributions to partners                                              -             (194,526)
  Deposits                                                                 1,335        -
  Principal payments on mortgage notes payable                       (3,058,800)        (72,432)
                                                                   -------------- ---------------

Net cash used by financing activities                                (3,057,465)       (266,958)
                                                                   -------------- ---------------

Net increase (decrease) in cash and cash                               3,053,332       (293,535)
equivalents

Cash and cash equivalents at beginning of  the                           421,580       1,065,855
period
                                                                   -------------- ---------------

Cash and cash equivalents at end of the period                        $3,474,912        $772,320
                                                                   ============== ===============










                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  -------------


Reconciliation   of  net  income  (loss)  to  net  cash  provided  by  operating activities:

                                                                            Six Months
                                                                              Ended
                                                                              June 30,
                                                                       1998            1997
Net income (loss)                                                       $475,624            ($7)

Adjustments to reconcile net income (loss) to net
cash
  provided by operating activities:
  Depreciation and amortization                                            7,888         215,561
  Gain from sale of property                                           (452,214)           -
Change in assets  and  liabilities  net of effects of  investing  and  financing activities:
    Decrease (increase) in real estate tax escrows                        24,037        (54,013)
    Decrease prepaid expenses                                                537           -
    Decrease (increase) in accounts receivable                           (3,201)           1,190
    Decrease in accounts payable and accrued                           (187,075)        (62,762)
expenses
    Decrease in due to affiliates                                        (8,916)         (6,843)
    Decrease in rent received in advance                                 (1,984)         (4,730)
    (Decrease) increase in tenant security                              (33,555)           6,675
deposits
                                                                   -------------- ---------------

Net cash provided by operating activities                             ($178,859)         $95,071
                                                                   ============== ==================


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

A total of 2,000 individual Limited Partners owning 32,421 units have contributed $16,210,500 of capital to the Partnership. At June 30, 1998, the total number of Limited Partners was 1,902. Except under certain limited circumstances, as defined in the Partnership Agreement, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

The Partnership will continue until December 31, 2010, unless terminated earlier by the sale of all, or substantially all, of the assets of the Partnership, or otherwise in accordance with the provisions of Section 16 of the Partnership Agreement. The Partnership has sold substantially all of the assets and is in its final liquidation. Once all Partnership obligations have been satisfied, the remaining Partnership funds, if any, are anticipated to be distributed to the Limited Partners. Such funds, if any, are expected to be modest in amount. It is anticipated that the Partnership will be wound up by December 31, 1998.

2.  Significant Accounting Policies:

         A.  Basis of Presentation

         The consolidated financial statements include the accounts of the Partnership and its subsidiaries: Sin Vacas Joint Venture (Sin Vacas), Autumn Ridge Joint Venture (Autumn Ridge) and Villa Antigua Joint Venture (Villa Antigua). All intercompany accounts and transactions have been eliminated in consolidation. The Partnership follows the accrual basis of accounting. Refer to Note 4 regarding the termination of the Joint Ventures and the sale of Villas Sin Vacas, Villa Antigua and Pinecliff.

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

         C. Significant Risks and Uncertainties

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
2.  Significant Accounting Policies, continued:

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

3.  Cash and Cash Equivalents:

Cash and cash equivalents at June 30, 1998 and December 31, 1997 consisted of the following:

                                                        June 30,    December 31,
                                                           1998          1997
                                                           ----          ----
         Cash on hand                                $   219,585      $ 132,330
         Money market accounts                         3,142,202        289,250
                                                       ---------        -------
                                                      $3,474,912       $421,580

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

The Partnership made initial cash payments in the form of capital contributions totaling $2,458,507 and funded $398,949 of property acquisition costs which were treated as a capital contribution to the joint venture. Since completion of construction, the Partnership has made additional contributions totaling $275,167. At June 30, 1998, the total capital contributions and acquisition costs incurred were $2,713,937 and $418,686, respectively.

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


4.  Joint Venture and Property Acquisitions, continued:

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

The Partnership made initial cash payments in the form of capital contributions totaling $2,494,677 and funded $381,729 of property acquisition costs which were treated as a capital contribution to the Villa Antigua Joint Venture. Since completion of construction, the Partnership has made additional contributions totaling $85,440. At June 30, 1998, the total capital contributions and acquisition costs incurred were $2,580,117 and $381,729, respectively.

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

JULY 3, 1996 THROUGH MAY 28, 1998

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

On May 28, 1998, the Partnership sold its final real estate asset. Pinecliff was sold to G&I Pinecliff LLC, a Delaware limited liability company unaffiliated with the Partnership. The purchase price for Pinecliff was $6,700,000, subject to certain customary adjustments and a $360,000 credit to the purchaser. The Partnership repaid mortgage financing in the approximate amount of $3,041,860 at closing utilizing a portion of proceeds from the sale. The Partnership realized net proceeds of approximately $3,145,390 from the sale of Pinecliff.

Subsequently, on August 5, 1998, the Partnership distributed the sale proceeds from Pinecliff to the limited partners. The total amount distributed was $3,242,100,000 or $100 per interest.

5.    Mortgage Notes Payable:

Pinecliff
The original maturity date for these notes was July 15, 1997. On July 10, 1997, the lender extended the terms of the mortgage note for a period of one year. Under the modification agreement, the monthly principal and interest payment of $27,976 and the original interest rate of 9.125% remained unchanged. The terms of the agreement provide for a prepayment penalty of 0.5% of the outstanding loan amount in the event the note is paid prior to 60 days before it becomes due. As discussed in Note 4, the Partnership sold Pinecliff and the outstanding mortgage debt of $3,041,860 was paid. There was no prepayment penalty assessed since the debt was paid within 60 days of maturity.

The  property  owned  by the  Partnership  was  pledged  as  collateral  for the
nonrecourse   mortgage  notes  payable  outstanding  December  31,  1997,  which consisted of the following:

                                                   1998                  1997
                                                   ----                  ----

         Pinecliff                        $         -                $3,058,800


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

Gain from the sale of properties is to be allocated as defined in the Partnership Agreement. The net proceeds on the sale of Pinecliff of $3.1 were allocated as follows. The Limited Partners received 100% of the cash distribution from sale. The total gain on sale of Pinecliff of $452,200 was allocated as follows. The General Partner received a gain on sale allocation of approximately $6,450 and the Limited Partners received a gain on sale allocation of approximately $445,750. These distributions/allocations were in accordance with the terms of the Partnership Agreement.

7.  Related-Party Transactions:

L'Auberge Communities, Inc. is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and Boyle Management). Due to affiliates at June 30, 1998 and December 31, 1997 consisted of reimbursable costs payable to L'Auberge Communities, Inc., an affiliate of the General Partners, in the amounts of $7,160 and $16,076, respectively.

For the period ended June 30, 1998 and 1997, general and administrative expenses included $32,386, and $26,870, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Liquidity and Capital Resources

At June 30, 1998, the Partnership had cash and cash equivalents of $3,474,912 compared with $421,580 at December 31, 1997. The aggregate net increase of $3,053,332 resulted primarily from proceeds from the sale of Pinecliff of $6,608,653, plus $42,297 received from the escrow agent relating to the sale of Villa Sin Vacas, plus a refund of deposits of $1,335 offset by principal payments on the mortgage notes payable of $3,058,800, and the cash needed for operations of $178,859, and purchase of fixed assets of $361,293.

Subsequently, on August 5, 1998, the Partnership distributed the sale proceeds from Pinecliff to the limited partners. The total amount distributed was $3,242,100,000 or $100 per interest.

Property Status

On May 28, 1998, the Partnership sold its final real estate asset, Pinecliff, a 96-unit multi-family rental property in Colorado Springs, Colorado. Pinecliff was sold to G&I Pinecliff LLC, a Delaware limited liability company unaffiliated with the Partnership. The purchase price for Pinecliff was $6,700,000, subject to certain customary adjustments and a $360,000 credit to the purchaser. The Partnership repaid mortgage financing in the approximate amount of $3,041,860 at closing utilizing a portion of proceeds from the sale. The Partnership realized net proceeds of approximately $3,145,390 from the sale of Pinecliff.

During the fourth quarter of 1997, the Partnership sold two properties: (1) Villas at Sin Vacas, a 72-unit multifamily rental property in Tucson, Arizona, which was sold in November 1997; and (2) Villa Antigua, an 88-unit multifamily rental property in Scottsdale, Arizona, which was sold in October 1997. The ownership of each property was formerly structured as a Joint Venture in which the Partnership owned a majority interest. With regard to the termination of the Joint Ventures and the sales of properties, see Note 4 of Notes to Consolidated Financial Statements.

Results of Operations

For the three months ended June 30, 1998, the Partnership's operating results were comprised of its share of the income and expenses from Pinecliff , as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below.

                                                      L'Auberge    Investment   Consolidated
                                                      Pinecliff    Partnership      Total
Total revenue .....................................   $ 154,740   $  15,259    $ 169,999

Expenses:
  General and administrative ......................        --        44,963       44,963
  Operations ......................................      79,839       1,219       81,058
  Depreciation and amortization ...................       4,248        --          4,248
  Interest ........................................      47,713        --         47,713
                                                      ---------   ---------    ---------
                                                        131,800      46,182      177,982
                                                      ---------   ---------    ---------
Net loss   ........................................   $  22,940   ($ 30,923)   ($  7,983)

Gain from sale of property                              452,214                  452,214
                                                     ----------   ---------    ----------
Net income                                             $475,154    ($30,923)    $444,231
                                                     ==========   ==========   ===========




For the three months ended June 30, 1997 the Partnership's operating results were comprised of its share of the income and expenses from the Sin Vacas, Pinecliff and Villa Antigua, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below.

                                             Sin        L'Auberge       Villa   Investment   Consolidated
                                             Vacas      Pinecliff     Antigua   Partnership      Total
Total revenue ...........................   $ 173,400    $ 247,148   $ 206,203   $   9,002    $ 635,753

Expenses:
  General and administrative ............      73,908       73,908
  Operations ............................      91,907      115,327      96,296     303,530
  Depreciation and amortization .........      31,670       45,450      30,661     107,781
  Interest ..............................      55,098       70,611      68,471     194,180
                                            ---------    ---------   ---------   ---------    ---------
                                              178,675      231,388     195,428      73,908      679,399
                                            ---------    ---------   ---------   ---------    ---------
Net loss   ..............................   ($  5,275)   $  15,760   $  10,775   ($ 64,906)   ($ 43,646)
                                            =========    =========   =========   =========    =========


For the six months ended June 30, 1998 the Partnership's operating results were comprised of its share of the income and expenses from Pinecliff, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below.

                                           L'Auberge        Investment       Consolidated
                                           Pinecliff        Partnership          Total
Total revenue                                 $418,001             $18,840        $436,841

Expenses:
  General and administrative                      -                105,498         105,498
  Operations                                   181,377               1,284         182,661
  Depreciation and amortization                  7,888               -               7,888
  Interest                                     117,384               -             117,384
                                         --------------     ---------------  --------------
                                               306,649             106,782         413,431
                                         --------------     ---------------  --------------
Net loss from operations                       111,352            (87,942)          23,410
                                         --------------     ---------------  --------------
Gain from sale of property                     452,214                             452,214
                                         --------------     ---------------  --------------
Net income                                    $563,566           ($87,942)        $475,624
                                         ==============     ===============  ==============






For the six months ended June 30, 1997, the Partnership's operating results were comprised of its share of the income and expenses from the Sin Vacas, Pinecliff and Villa Antigua, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below.

                                                  Sin        L'Auberge         Villa    Investment    Consolidated
                                                 Vacas       Pinecliff       Antigua   Partnership          Total
Total revenue .............................   $   358,472   $   482,174   $   444,376   $    19,445    $ 1,304,467

Expenses:
  General and administrative ..............       116,142       116,142
  Operations ..............................       178,869       217,148       187,554            18        583,589
  Depreciation and amortization ...........        63,339        90,901        61,321       215,561
  Interest ................................       110,429       141,521       137,232       389,182
                                              -----------   -----------   -----------   -----------    -----------
                                                  352,637       449,570       386,107       116,160      1,304,474
                                              -----------   -----------   -----------   -----------    -----------
Net loss   ................................   $     5,835   $    32,604   $    58,269   ($   96,715)   ($        7)
                                              ===========   ===========   ===========   ===========    ===========



Comparison of Operating Results for the Six Months Ended June 30, 1998 and 1997:

Partnership operations for the six months ended June 30, 1998 generated net income of $475,624 compared with net loss of $7 for the corresponding period in 1997. Included in the net income of $475,624 is the gain on the sale of Pinecliff in the amount of $452,214. The income from operations was $23,410. The total revenue decreased by $867,626 or 67%, due to the fact that Villa Sin Vacas and Villa Antigua were sold in the fourth quarter of 1997and Pinecliff was sold in May 1998. Likewise, operating expenses decreased in total by $400,928 or 69% due to the sales of the properties. General and administrative expenses have decreased by $10,644 or 10%, due primarily to lower legal expenses.

                            PART II-OTHER INFORMATION


ITEM 1.  Legal Proceedings
         Response:  None

ITEM 2.  Changes in Securities
         Response:  None

ITEM 3.  Defaults Upon Senior Securities
         Response:  None

ITEM 4.  Submission of Matters to a Vote of Security Holders
         Response:  None

ITEM 5.  Other Information
         Response:  None

ITEM 6.  Exhibits and Reports on Form 8-K
          (A.)  Exhibit - None
          (B.) Report on Form 8-K, Item 2, dated October 10, 1997 filed October 23, 1997 (C.) Report on Form 8-K, Item2, dated May 28, 1998 filed on June 10, 1998.



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


                Date: August 14, 1998