Form 10-Q
period 1998-09-30
CLUSTER HOUSING PROPERTIES
filed 1998-11-12
CIK 726995

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
          [ X ] QUARTERLY Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

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

                           CONSOLIDATED BALANCE SHEETS

                                 ---------------


                                           ASSETS

                                                           September 30,
                                                               1998           December 31,
                                                            (Unaudited)           1997
Assets held for sale/Property, at cost (Note 8)
  Land                                                     $      -              $1,242,061
  Buildings and improvements                                      -               6,063,055
  Equipment, furnishings and fixtures                             -                 642,239
                                                          ----------------   ---------------

                                                                   -              7,947,355
  Less accumulated depreciation                                    -            (2,152,207)
                                                          ----------------   ---------------

                                                                   -              5,795,148

Cash and cash equivalents                                         315,161           421,580
Real estate tax escrows                                            -                 24,037
Deposits and prepaid expenses                                      -                133,285
Accounts receivable                                                -                  1,400
Deferred expenses, net of accumulated
  amortization of $213,035 and $205,147                             -                 7,888
                                                          ----------------   ---------------

         Total assets                                            $315,161        $6,383,338
                                                          ================   ===============

                                         LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage notes payable                                         $      -           $3,058,800
Accounts payable                                                   13,075            83,637
Accrued expenses                                                   20,863           131,588
Due to affiliates (Note                                            20,384            16,076
7)
Rents received in advance                                          -                  1,984
Tenant security deposits                                           -                 33,555
                                                          ----------------   ---------------

         Total liabilities                                         54,322         3,325,640


General Partners' deficit                                         (1,810)         (127,847)
Limited Partners' equity                                          262,650         3,185,545
                                                          ----------------   ---------------

        Total liabilities and partners' equity                   $315,161        $6,383,338
                                                          ================   ===============






                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  -------------

                                                    Three Months Ended                Nine Months Ended
                                                      September 30,                     September 30,
                                                 1998              1997          1998              1997
Revenue:
   Rental income                               $   -              $612,106        $414,662        $1,895,970
   Interest income                                17,328             8,462          39,507            29,064
   Gain from sale of properties                    -                               452,214             -
                                         ----------------   ---------------  --------------   ---------------

Total Revenue                                     17,328           620,568         906,383         1,925,034

Expenses:
   Operations                                                      372,008         182,661           955,597
   Interest expense                                                200,837         117,384           590,019
   Depreciation and amortization                                   117,228           7,888           332,789
   General and administrative                     47,710            54,437         153,208           170,579

                                         ----------------   ---------------   --------------   ---------------
Total Expenses                                    47,710           744,510         461,141         2,048,984
                                         ----------------   ---------------  --------------   ---------------

Net income (loss)                              ($30,382)        ($123,942)        $445,242        ($123,950)
                                         ==================================  ==============   ===============

Net income (loss) allocated to:
  General Partners                                ($304)          ($1,239)        $126,037          ($1,240)

  Basic and diluted per unit Net income  (loss)  allocated  to Investor  Limited
    Partner interest:
       32,421 units issued                       ($0.93)           ($3.78)           $9.85           ($3.78)






                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                  -------------


                                                                Investor           Total
                                                General         Limited          Partners'
                                                Partners        Partners           Equity

Balance at December 31, 1996                     ($192,294)      $6,896,994        $6,704,700

Cash distributions                                 (15,358)     (5,641,254)       (5,656,612)

Net loss                                             79,805       1,929,805         2,009,610
                                             --------------- ---------------   ---------------

Balance at December 31, 1997                      (127,847)       3,185,545         3,057,698

Cash distributions                                 -            (3,242,100)       (3,242,100)

Net income                                          126,037         319,205           445,242
                                             --------------- ---------------   ---------------

Balance at September 30, 1998                      ($1,810)        $262,650          $260,839
                                             =============== ===============   ===============











                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Nine Months Ended
                                                                     September 30,
Cash flows from operating activities:                            1998             1997
                                                                 ----             ----
  Interest received                                                $39,507          $29,064
  Cash received from rental income                                 379,123        1,900,718
  General and administrative expenses                            (158,136)        (203,874)
  Operations expense                                             (317,106)        (872,010)
  Interest paid                                                  (129,014)        (591,194)
                                                            ---------------  ---------------
Net cash provided by operating activities                        (185,626)          262,704

Cash flows from investing activities:
  Proceeds from sale of properties                               6,608,653
  Capital improvements                                           (361,293)        (235,094)
  Deposit with escrow agent                                        131,413         -
                                                            ---------------  ---------------

Net cash provided by investing activities                        6,378,773        (235,094)

Cash flows from financing activities:
  Distributions to partners                                    (3,242,100)        (291,789)
  Deposits                                                           1,335         -
  Principal payments on mortgage notes payable                 (3,058,800)        (109,899)
                                                            ---------------  ---------------

Net cash used by financing activities                          (6,299,565)        (401,688)
                                                            ---------------  ---------------

Net increase (decrease) in cash and cash equivalents             (106,419)        (374,078)

Cash and cash equivalents at beginning of  the period              421,580        1,065,855
                                                            ---------------  ---------------

Cash and cash equivalents at end of the period                    $315,161         $691,777
                                                            ===============  ===============










                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                  -------------


Reconciliation   of  net  income  (loss)  to  net  cash  provided  by  operating activities:
                                                                                Nine Months Ended
                                                                                    September 30,
                                                                                1998             1997
                                                                                ----             ----
Net income (loss)                                                                $445,242       ($123,950)

Adjustments to  reconcile  net income  (loss) to net cash  provided by operating activities:
  Depreciation and amortization                                                     7,888          332,789
  Gain from sale of property                                                     (452,214)
Change in assets  and  liabilities  net of effects of  investing  and  financing activities:
    Decrease (increase) in real estate tax escrows                                 24,037         (14,035)
    Decrease (increase) prepaid expenses                                              537          (1,175)
    Decrease in accounts receivable                                                 1,400              962
    (Decrease) increase in accounts payable and accrued expenses                 (181,285)           66,910
    Increase (decrease) in due to affiliates                                        4,308          (3,545)
    Decrease in rent received in advance                                           (1,984)          (3,638)
    (Decrease) increase in tenant security deposits                               (33,555)            8,386
                                                                           ---------------  ---------------

Net cash provided by operating activities                                       ($185,626)         $262,704
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

A total of 2,000 individual Limited Partners owning 32,421 units have contributed $16,210,500 of capital to the Partnership. At September 30, 1998, the total number of Limited Partners was 1,902. Except under certain limited circumstances, as defined in the Partnership Agreement, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

The Partnership will continue until December 31, 2010, unless terminated earlier by the sale of all, or substantially all, of the assets of the Partnership, or otherwise in accordance with the provisions of Section 16 of the Partnership Agreement. The Partnership has sold substantially all of the assets and is in its final liquidation. Once all Partnership obligations have been satisfied, the remaining Partnership funds, if any, are anticipated to be distributed to the Limited Partners. Such funds, if any, are expected to be modest in amount. It is anticipated that the Partnership will be wound up in the first quarter of 1999.

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

3.  Cash and Cash Equivalents:

Cash and cash equivalents at September 30, 1998 and December 31, 1997 consisted of the following:
                                               September 30,        December 31,
                                                     1998          1997
                                                     ----          ----
    Cash on hand                                    $315,161       $132,330
    Money market accounts                                           289,250
                                                    -------         -------
                                                    $315,161       $421,580

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

The  property  owned  by the  Partnership  was  pledged  as  collateral  for the
nonrecourse   mortgage  notes  payable  outstanding  December  31,  1997,  which consisted of the following:

                                                     1998                  1997
                                                     ----                  ----
  Pinecliff                                          -                $3,058,800


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

Gain from the sale of properties is to be allocated as defined in the Partnership Agreement. The net proceeds on the sale of Pinecliff of $3.1 million were allocated as follows. The Limited Partners received 100% of the cash distribution from sale. The total gain on sale of Pinecliff of $452,214 was allocated as follows. The General Partner received a gain on sale allocation of $125,972 and the Limited Partners received a gain on sale allocation of $326,242. These distributions/allocations were in accordance with the terms of the Partnership Agreement.

7.  Related-Party Transactions:

L'Auberge Communities, Inc. is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and Boyle Management). Due to affiliates at September 30, 1998 and December 31, 1997 consisted of reimbursable costs payable to L'Auberge Communities, Inc., an affiliate of the General Partners, in the amounts of $20,384 and $16,076, respectively.

For the period ended September 30, 1998 and 1997, general and administrative expenses included $47,620 and $45,064, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS


Liquidity and Capital Resources

At September 30, 1998, the Partnership had cash and cash equivalents of $315,161 compared with $421,580 at December 31, 1997. The aggregate net decrease of $106,419 resulted primarily from proceeds from the sale of Pinecliff of $6,608,653, plus $131,413 received from the escrow agent relating to the sale of Villa Sin Vacas, plus a refund of deposits of $1,335 offset by distributions to the limited partners of $3,242,100, principal payments on the mortgage notes payable of $3,058,800, purchase of fixed assets of $361,293 and the cash needed for operations of $185,626.


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

Results of Operations

For the three months ended September 30, 1998, the Partnership's operating results were comprised of its share of the income and expenses from Pinecliff , as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below.

                                              Investment
                                              Partnership

Total revenue                                        $17,328

Expenses:
  General and administrative                          47,710
  Operations                                           -
  Depreciation and amortization                        -
  Interest                                             -
                                              ---------------
                                                      47,710
                                              ---------------
Net loss from operations                            (30,382)
                                              ---------------

Net loss                                           ($30,382)
                                              ===============


For the three months ended September 30, 1997 the Partnership's operating results were comprised of its share of the income and expenses from the Sin Vacas, Pinecliff and Villa Antigua, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below.

                                          Sin       L'Auberge       Villa    Investment   Consolidated
                                          Vacas     Pinecliff      Antigua   Partnership      Total
Total revenue ......................   $ 180,182    $ 232,856    $ 200,053    $   7,477    $ 620,568

Expenses:
  General and administrative                                                     54,436       54,437
  Operations .......................     110,364      123,269      138,375                   372,008
  Depreciation and amortization.....      33,983       50,575       32,670                   117,228
  Interest .........................      57,359       72,804       70,674                   200,837
                                       ---------    ---------    ---------    ---------    ---------
                                         201,706      246,648      241,719       54,436      744,510
                                       ---------    ---------    ---------    ---------    ---------
Net income .........................   ($ 21,524)   ($ 13,792)   ($ 41,666)   ($ 46,959)   ($123,942)
                                       =========    =========    =========    =========    =========





For the nine months ended September 30, 1998 the Partnership's operating results were comprised of its share of the income and expenses from Pinecliff, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below.

                                           L'Auberge        Investment        Consolidated
                                           Pinecliff        Partnership          Total
Total revenue                                 $418,001             $36,168         $454,169

Expenses:
  General and administrative                      -                153,208          153,208
  Operations                                   181,377               1,284          182,661
  Depreciation and amortization                  7,888               -                7,888
  Interest                                     117,384               -              117,384
                                          -------------     ---------------  ---------------
                                               306,649             154,492          461,141
                                          -------------     ---------------  ---------------

Net loss from operations                       111,352           (118,342)          (6,972)
                                          -------------     ---------------  ---------------

Gain from sale of property                     452,214                              452,214
                                          -------------     ---------------  ---------------

Net income                                    $563,566          ($118,342)         $445,242
                                          =============     ===============  ===============

For the nine months ended September 30, 1997, the Partnership's operating results were comprised of its share of the income and expenses from the Sin
Vacas, Pinecliff and Villa Antigua, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below.

                                        Sin           L'Auberge           Villa         Investment        Consolidated
                                       Vacas          Pinecliff          Antigua        Partnership           Total
Total revenue                           $538,653          $715,030          $644,429         $26,922       $1,925,034

Expenses:
  General and administrative                                                                 170,578          170,579
  Operations                             289,233           340,417           325,929              18          955,597
  Depreciation and amortization           97,322           141,476            93,991                          332,789
  Interest                               167,788           214,325           207,906                          590,019
                                    -------------   ---------------  ----------------   ------------- ----------------
                                         554,343           696,218           627,826         170,596        2,048,984
                                    -------------   ---------------  ----------------   ------------- ----------------
Net income                             ($15,690)           $18,812           $16,603      ($143,674)       ($123,950)
                                    =============   ===============  ================   ============= ================


Comparison of Operating Results for the Nine Months Ended September 30, 1998 and 1997:

Partnership operations for the nine months ended September 30, 1998 generated net income of $445,242 compared with net loss of $128,950 for the corresponding period in 1997. Included in the net income of $445,242 is the gain on the sale of Pinecliff in the amount of $452,214. The loss from operations was $6,972. The total operating revenue decreased by $1,470,865 or 76%, due to the fact that Villa Sin Vacas and Villa Antigua were sold in the fourth quarter of 1997and Pinecliff was sold in May 1998. Likewise, operating expenses decreased in total by $772,936 or 81% due to the sales of the properties. General and administrative expenses have decreased by $17,371 or 10%, due primarily to lower legal and accounting expenses.

The Partnership distributed the sale proceeds from Pinecliff to the limited partners in the amount of $3,242,100 or $100 per interest.

                            PART II-OTHER INFORMATION


ITEM 1.  Legal Proceedings
         Response:  None

ITEM 2.  Changes in Securities
         Response:  None

ITEM 3.  Defaults Upon Senior Securities
         Response:  None

ITEM 4.  Submission of Matters to a Vote of Security Holders
         Response:  None

ITEM 5.  Other Information
         Response:  None

ITEM 6.  Exhibits and Reports on Form 8-K
(A.)     Exhibit - None
(B.)     Report on Form 8-K, Item2, dated October 10,1997 filed October 23, 1997
(C.)     Report on Form 8-K, Item2, dated May 28, 1998  filed on  June 10, 1998



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


                             Date: November 13, 1998