Form 10-K
period 1998-12-31
CLUSTER HOUSING PROPERTIES
filed 1999-03-05
CIK 726995

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           [ X ] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1998

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

The Exhibit Index is located on page F-18

                                                                PART I

ITEM 1.   BUSINESS

This form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) governmental regulation, including the interpretation of tax, labor and environmental laws; (iii) required accounting changes; and
(iv) other factors over which the Partnership has little or no control.

Cluster Housing Properties (the "Partnership"), formerly Berry and Boyle Cluster Housing Properties, is a California limited partnership formed on August 8, 1983. The General Partners are Stephen B. Boyle and GP L'Auberge Communities, L.P., a California limited partnership, formerly Berry and Boyle Management.

The Partnership was formed to operate and ultimately dispose of a diversified portfolio of income-producing residential real properties directly or through its joint venture interest in joint venturers which own such properties. On May 28, 1998 the Partnership sold its final property, Pinecliff, having sold two of its properties during 1997. Descriptions of such properties are included below in "Item 2. Properties" as well as in Note 5 of Notes to Consolidated Financial Statements included in this report and incorporated herein by reference thereto.

As further discussed in Item 2 below and in Note 9 of the Notes to the Consolidated Financial Statements, after taking into consideration such factors as the price to be realized, the possible risks of continued ownership and the anticipated advantages to be gained for the partners, the General Partners determined during 1997 that it would be in the best interests of the Partnership and the partners to dissolve the Partnership and liquidate its assets (the "Dissolution"). Under the provisions of the Partnership's Partnership Agreement, the Dissolution of the Partnership requires the consent of a majority in interest of the limited partners. In March 1998, the General Partners requested the consent of the limited partners to the Dissolution pursuant to a Consent Solicitation Statement first mailed to the limited partners on or about March 18, 1998. The consent of a majority in interest of the limited partners to the Dissolution was obtained in May 1998.

The Partnership sold its final real estate asset, Pinecliff, on May 28, 1998. The Villas Sin Vacas and Villa Antigua properties were sold during 1997 (see
Item 2. Properties and Note 5 of Notes to Consolidated Financial Statements). The net proceeds from the sales were not reinvested by the Partnership, but were distributed to the partners. The Partnership has retained approximately $275,000 as a reserve for contingencies and liquidation expenses.

Until its sale, on-site management of the Partnership's property, Pinecliff, was provided by an affiliate of the General Partners. The terms of such property management services between the Partnership and property manager were embodied in a written management agreement. Property management fees were 4% of the gross revenues from the property, plus reimbursement for allocable expenses. The property manager was responsible for on-site operations and maintenance, generation and collection of rental income and payment of operating expenses.

The difference between rental income and expenses related to operations, including items such as local taxes and assessments, utilities, insurance premiums, maintenance, repairs and improvements (and reserves therefor), bookkeeping and payroll expenses, legal and accounting fees, property management fees and other expenses incurred, constituted the property's operating cash flow. The Partnership's administrative expenses are paid out of the Partnership's share of such cash flow or Partnership reserves.

The operations of the Partnership were dependent upon factors which were difficult to predict and many of which were beyond the control of the Partnership. Such factors include, among others, general economic and real estate market conditions, both on a national basis and in those areas where the Partnership's investments were located, competitive factors, the availability and cost of borrowed funds, real estate tax rates, federal and state income tax laws, operating expenses (including maintenance and insurance), energy costs, government regulations, and potential liability under and changes in environmental and other laws, as well as the successful management of the properties.

The Partnership's investment in real estate was also subject to certain additional risks including, but not limited to, (i) competition from existing and future projects held by other owners in the areas of the Partnership's property, (ii) possible reduction in rental income due to an inability to maintain high occupancy levels, (iii) adverse changes in mortgage interest rates, (iv) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, or a decrease in employment or adverse changes in real estate zoning laws, (v) the possible future adoption of rent control legislation which would not permit the full amount of increased costs to be passed on to tenants in the form of rent increases, and (vi) other circumstances over which the Partnership may have had little or no control.

The Partnership's investment was subject to competition in the rental, lease and sale of similar types of properties in the locality in which the Partnership's real property investment was located. Furthermore, the General Partners of the Partnership are affiliated with other partnerships owning similar properties in the vicinity in which the Partnership's property was located.

The Partnership considers itself to have been engaged in only one industry segment, real estate investment.

ITEM 2.   PROPERTIES

The Partnership owned and operated three properties: (1) L'Auberge Pinecliff, formerly Autumn Ridge ("Pinecliff"), a 96-unit multifamily rental property in Colorado Springs, Colorado, which was sold in May 1998; (2) Villas at Sin Vacas, a 72-unit multifamily rental property in Tucson, Arizona, which was sold in November 1997; (3) Villa Antigua, an 88-unit multifamily rental property in Scottsdale, Arizona, which was sold in October 1997. The ownership of each property was formerly structured as a Joint Venture in which the Partnership owned a majority interest. With regard to the termination of the Joint Ventures and the sales of properties, see Note 5 of Notes to Consolidated Financial Statements.

Pinecliff

On May 28, 1998, Pinecliff was sold pursuant to the terms of the Sale Agreement and Escrow Instruction dated January 1998, as amended. Pinecliff was sold to G&I Pinecliff LLC, a Delaware limited liability company unaffiliated with the Partnership. The net selling price for Pinecliff was $6,248,652, subject to certain customary adjustments, net of a credit to the purchaser of $360,000 for capital improvements. The Partnership repaid mortgage financing in the amount of $3,041,860 at closing utilizing a portion of proceeds from the sale. The Partnership recorded a gain on sale for financial reporting purposes of $452,214.

Villas at Sin Vacas

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

Villa Antigua

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

No matters were submitted to a vote of security holders during the fourth quarter of 1998.


                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS

The transfer of Units is subject to certain limitations contained in the Partnership Agreement. There is no public market for the Units and it is not anticipated that any such public market will develop.

The number of Unit holders of as of December 31, 1998 was 1,902.

Distributions are made to the Partners on a quarterly basis based upon Net Cash from Operations, as calculated under Section 10 of the Partnership Agreement. Total cash distributions to the Limited Partners for 1998 and 1997, as well as the Distributions from Proceeds of Sale were paid as follows:

                                   Date of
Quarter Ended                      Payment                         Amount
-------------                      -------                         ------
December 31, 1996               February 28, 1997               $   97,263
March 31, 1997                  May 15, 1997                    $   97,263
June 30, 1997                   August 15, 1997                 $   97,263
September 30, 1997                                              $     -
December 31, 1997               December 31, 1997               $5,349,465
May  28, 1998                   August 4, 1998                  $3,242,100


ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data of the Partnership and consolidated subsidiaries has been derived from consolidated financial statements audited by PricewaterhouseCoopers, LLP, whose reports for the periods ended December 31, 1998, 1997 and 1996 are included elsewhere in the Form 10K and should be read in conjunction with the full consolidated financial statements of the Partnership including the Notes thereto.

                                                                                     Year Ended
                                                   -------------------------------------------------------------------
                                                      12/31/98    12/31/97      12/31/96      12/31/95      12/31/94
Rental income                                         $414,717  $2,255,625    $2,615,350    $2,725,119    $2,572,947
Net income (loss)                                     $417,630  $2,009,610    ($ 167,778)    $ 309,115     $ 260,976

Net income (loss) allocated to Partners:
   Limited Partners - Per Unit- Basic and diluted:
      Aggregate 32,421 Units                           $  9.01      $59.52      ($  5.12)       $ 9.06        $ 7.65
   General Partners                                   $125,626     $79,805       ($1,678)      $15,456       $13,049

Cash distributions to Partners:
   Limited Partners:
      Weighted average per Unit                           $100     $174.00        $12.00        $15.50        $17.75
   General Partners                                        $ 0     $15,358       $20,476       $26,449       $30,288

Total assets                                          $273,377  $6,383,338   $15,644,667   $16,274,801   $16,587,271
Long term obligations                                    $   0  $3,058,800    $8,559,930    $8,695,278    $8,818,891




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

Liquidity; Capital Resources

In connection with its capitalization, the Partnership admitted investors who purchased a total of 32,421 Units aggregating $16,210,500. These offering proceeds, net of organizational and offering costs of $2,431,575, provided $13,778,925 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership expended $10,410,263 to (i) acquire its joint venture interests in the Sin Vacas Joint Venture, the Villa Antigua Joint Venture, and the Autumn Ridge Joint Venture, (ii) to pay acquisition expenses, including acquisition fees to one of the General Partners, and (iii) to pay certain costs associated with the refinancing of the Pinecliff permanent loan. The Partnership distributed $1,731,681 to the Limited Partners as a return of capital resulting from construction cost savings with respect to the Sin Vacas, Pinecliff and Villa Antigua projects and other excess offering proceeds. The remaining net proceeds of $1,636,981 were used to establish initial working capital reserves. These reserves have been used periodically to enable the Partnership to meet its various financial obligations including contributions to the various Joint Ventures that may be required. Cumulatively through December 31, 1998, $513,611 was contributed to the Joint Ventures for this purpose.

In addition to the proceeds generated from the public offering, the Partnership utilized external sources of financing at the joint venture level to purchase
properties.   The   Partnership   Agreement   limited  the  aggregate   mortgage
indebtedness which could be incurred in connection with the acquisition of Partnership properties to 80% of the purchase price of such properties.

The working capital reserves of the Partnership consist of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations. At December 31, 1998, the Partnership had cash and cash equivalents of $273,377 compared with $421,580 at December 31, 1997. The aggregate net decrease of $148,203 resulted primarily from proceeds from the sale of Pinecliff of $6,248,652, plus $131,413 received from the escrow agent relating to the sale of Villa Sin Vacas, plus a refund of deposits of $1,335, offset by distributions to the limited partners of $3,242,100, principal payments on the mortgage notes payable of $3,058,800, purchase of fixed assets of $1,290 and the cash needed for operations of $227,413.

Results of Operations

For the year ended December 31, 1998, the Partnership's operating results were comprised of its share of the income and expenses from the Pinecliff (through date of sale, May 28, 1998), as well as Partnership level interest income earned on short-term investments, reduced by administrative expenses. A summary of these operating results (unaudited) appears below:

                                              Pinecliff          Partnership          Total
Revenue                                            $418,001             $39,295        $457,296

Expenses:
  General and administrative                         -                  185,231         185,231
  Operations                                        181,377               -             181,377
  Depreciation and amortization                       7,888               -               7,888
  Interest                                          117,384               -             117,384
                                          ------------------     ---------------  --------------
                                                    306,649             185,231         491,880
                                          ------------------     ---------------  --------------

Net Gain (loss) from operations                     111,352           (145,936)        (34,584)
                                          ------------------     ---------------  --------------
Gain from sale of property                          452,214                             452,214
                                          ------------------     ---------------  --------------

Net income                                         $563,566          ($145,936)        $417,630
                                          ==================     ===============  ==============


For the year ended December 31, 1997 the Partnership's operating results were comprised of its share of the income and expenses from the Villas Sin Vacas (through date of sale, November 25, 1997), Pinecliff and Villa Antigua properties (through date of sale October 10, 1997), as well as Partnership level interest income earned on short-term investments, reduced by administrative expenses. A summary of these operating results (unaudited) appears below:

                                        Sin          L'Auberge           Villa                        Consolidated
                                       Vacas         Pinecliff          Antigua       Partnership         Total
Total revenue                         $642,630        $952,750         $666,734          $73,177       $2,335,291

Expenses:
  General and administrative              -               -               -              227,785          227,785
  Operations                           364,115         469,256          370,078            -            1,203,449
  Depreciation and                     126,222         200,626           98,092            -              424,940
amortization
  Interest                             220,852         284,112          246,126            -              751,090
                                 --------------  --------------  ---------------  ---------------   --------------
                                       711,189         953,994          714,296          227,785        2,607,264
                                 --------------  --------------  ---------------  ---------------   --------------

Net loss from operations               (68,559)         (1,244)         (47,562)        (154,608)        (271,973)
                                 --------------  --------------  ---------------  ---------------   --------------

Gain from sale of property             974,637         -              1,306,946                         2,281,583
                                 --------------  --------------  ---------------  ---------------   --------------

Net income                            $906,078         ($1,244)      $1,259,384        ($154,608)      $2,009,610
                                 ==============  ==============  ===============  ===============   ==============



For the year ended December 31, 1996, the Partnership's operating results were comprised of its share of the income and expenses from the Sin Vacas, Autumn Ridge and Villa Antigua Joint Ventures, as well as Partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results (unaudited) appears below:

                                     Sin                         Villa                    Consolidated
                                    Vacas       Pinecliff       Antigua     Partnership      Total
Total revenue                      $694,550    $1,022,283       $901,463       $53,445    $2,671,741

Expenses:
  General and administrative          1,686       -                  259       381,328       383,273
  Operations                        410,622       437,646        363,192        26,368     1,237,828
  Depreciation and                  126,677       181,804        122,636       -             431,117
amortization
  Interest                          223,411       286,313        277,577       -             787,301
                              -------------- ------------- -------------- ------------- -------------
                                    762,396       905,763        763,664       407,696     2,839,519
                              -------------- ------------- -------------- ============= =============
Net income (loss)                  ($67,846)     $116,520       $137,799     ($354,251)    ($167,778)
                              ============== ============= ============== ============= =============

Comparison of 1998 and 1997 Operating Results:

Partnership operations for 1998 generated net income of $417,630 compared with net income of $2,009,610 for the corresponding period in 1997. Included in the net income of $417,630 is the gain on the sale of Pinecliff in the amount of $452,214. The loss from operations was $34,584. The total operating revenue decreased by $1,877,995 or 80%, due to the fact that Villa Sin Vacas and Villa Antigua were sold in the fourth quarter of 1997and Pinecliff was sold in May 1998. Likewise, operating expenses decreased in total by $1,022,072 or 85% due to the sales of the properties. General and administrative expenses have decreased by $42,554 or 19%, due primarily to lower legal and accounting expenses.

Comparison of 1997 and 1996 Operating Results:

Partnership operations for 1997 generated net income of $2,009,610 compared with net loss of $167,778 for the corresponding period in 1996. Included in the net income of $2,009,610 is the gain on the sale of Villas Sin Vacas and Villa Antigua in the amount of $2,281,583. The loss from operations was $271,973. Total operating revenue decreased by $336,450 or 13%, primarily due to the sale of Villas Sin Vacas and Villa Antigua on November 25, 1997 and October 10, 1997, respectively. Operating expenses decreased by $34,379 or 3% primarily due to the sale of those properties, as such reflecting only a portion of the year's expenses in 1997. This was offset by one-time costs of preparing the properties for disposition, including an increase in repairs and maintenance of $77,779. General and administrative expenses have decreased by $155,488 or 41%, of which $73,775 was due to the Evans Withycombe termination fee in 1996. A contributing factor to the additional reduction of $81,713 was due to the re-stabilization of costs associated with Partnership administrative, financial and investor
services  functions   following  the  office  relocation  to  Colorado  Springs,
Colorado.

Projected 1999 Operating Results:

The Partnership has sold all of its real estate assets and has distributed substantially all of the net cash proceeds from the sales. A final liquidating distribution, which on a per unit basis, is anticipated to be nominal in amount, will be made once all remaining Partnership obligations and contingent liabilities, if any, have been satisfied.

Year 2000 Issues

The Partnership's management has addressed the Year 2000 issue of its financial reporting systems.

The Partnership's only mission critical system is its financial reporting software which is currently maintained on the Platinum accounting software system, which has not been updated to handle the Year 2000 date change. Because the Partnership is in its final liquidation stage and is anticipated to be completely liquidated by the end of 1999, the year 2000 issue will not materially affect the results of operations or financial condition of the Partnership. However, if any financial information for the Partnership needs to be maintained into the year 2000, the Partnership's management has already purchased an accounting system, AMSI, that is Year 2000 compliant. The financial records would be transferred to the AMSI accounting software prior to the end of 1999.

The accounting systems are run on the Novell network, which needs to be upgraded for compliance with the Year 2000. The Partnership's anticipated share of the cost of this upgrade is $450. The upgrade is scheduled to take place by the end of March 1999.

Management anticipates that all essential functions relative to maintaining the Partnership, if any remain at that time, will be operational and the costs associated with Year 2000 compliance will not have a material impact on the Partnership.


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

Individual General Partners

Stephen B. Boyle, age 58, is President, Executive Officer and Director of L'Auberge and a general partner and co-founder of LP L'Auberge Communities, a California Limited Partnership (formerly Berry and Boyle), a limited partnership formed in 1983 to provide funds to various affiliated general partners of real estate limited partnerships, one of which is GP L'Auberge Communities, L.P.

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

Earl C. Robertson, age 51, has been Executive Vice President of L'Auberge since April 1995 and its Chief Financial Officer since May 1996. Mr. Robertson joined L'Auberge in April 1995 as Executive Vice President. Prior to joining L'Auberge, Mr. Robertson had over 20 years experience as a senior development officer, partner and consultant in several prominent real estate development companies, including Potomac Investment Associates, a developer of planned golf course communities nationwide, where he was employed from 1989 to June 1993. He also served as a consultant to Potomac Sports Properties from July 1993 to April 1995. Mr. Robertson was also a key member of the management team that developed the nationally acclaimed Inn at the Market in Seattle.

Donna Popke, age 39, has been Vice President of L'Auberge since November 1995. Ms. Popke joined L'Auberge in June 1994 as Accounting Manager. Prior to joining L'Auberge, Ms. Popke was Accounting Manager for David R. Sellon & Company, a Colorado Springs land development company, from August 1989 to June 1994 and for Intermec of the Rockies from September 1985 to July 1989.


ITEM 11. EXECUTIVE COMPENSATION

None of the General Partners or any of their officers or directors received any compensation from the Partnership. See Item 13 below with respect to a description of certain transactions of the General Partners and their affiliates with the Partnership.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

As of March 1, 1999, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's outstanding Units. Neither of the General Partners nor any of their directors and officers owns Units.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended , the Partnership paid or accrued remuneration to the General Partners or their affiliates as set forth below. In addition to the information provided herein, certain transactions are described in notes 7 and 8 in the Notes to Financial Statements appearing in Appendix A, which are included in this report and are incorporated herein by reference thereto.

Net Cash from Operations distributed in 1998
  to the General Partners                                         $     -

Allocation of Income
 to the General Partners                                          $125,626

Property management fees paid to an affiliate of
the General Partners                                              $ 16,095

Reimbursements to General Partners                                $ 47,555

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

(a)      1,2          See Page F-2
         3            See Exhibit Index contained herein

(b)      Reports on Form 8-K

         None

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





           CLUSTER HOUSING PROPERTIES

           By:  GP L'Auberge Communities, L.P., a California
                Limited Partnership, General Partner

                By:  L'Auberge Communities, Inc., its General Partner


                      By: __/s/ Earl C. Robertson_______________________________
                          Earl C. Robertson, Executive Vice President
                          and Chief Financial Officer

                               Date: March 1, 1999




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                             Title                     Date



__/s/ Stephen B. Boyle________      Director, President and       March 26, 1999
  --------------------              Principal Executive
  STEPHEN B. BOYLE                  Officer of L'Auberge
                                    Communities, Inc.




__/s/ Earl C. Robertson_____        Executive Vice President      March 26, 1999
  ---------------------             and Principal Financial
  EARL C. ROBERTSON                 Officer of L'Auberge
                                    Communities, Inc.

                                   APPENDIX A

                           CLUSTER HOUSING PROPERTIES
                       (A California Limited Partnership)
                                AND SUBSIDIARIES
                                    ---------

                        CONSOLIDATED FINANCIAL STATEMENTS

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

        For each of the three years in the period ended December 31, 1998








                           CLUSTER HOUSING PROPERTIES
                       (A California Limited Partnership)
                                AND SUBSIDIARIES
                                    ---------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants                                            F-3


Consolidated Balance Sheets at December 31, 1998 and 1997                    F-4


Consolidated Statements of Operations for the years
ended December 31, 1998, 1997 and 1996                                       F-5


Consolidated Statements of Partners' Equity (Deficit)
for the years ended December 31, 1998, 1997 and 1996                         F-6

Consolidated Statements of Cash Flows for the years
ended December 31, 1998, 1997 and 1996                                F-7 -- F-8


Notes to Consolidated Financial Statements                           F-9 -- F-17


All Schedules are omitted, as they are not applicable, not required, or the information is provided in the financial statements or the notes thereto.

                        Report of Independent Accountants

To the Partners of
Cluster Housing Properties
(a California Limited Partnership)

         We have audited the accompanying consolidated balance sheets of Cluster Housing Properties (a California Limited Partnership) and subsidiaries as of December 31, 1998 and 1997, and related consolidated statements of operations, partner's equity (deficit) and cash flows for each of the three years then ended. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         As described in Note 9 of the financial statements, the General and Limited Partners of the Partnership approved a plan of liquidation on May 29, 1998 and the Partnership commenced liquidation shortly thereafter. As a result the Partnership has changed its basis of accounting for the period subsequent to May 29, 1998 from the going concern basis to a liquidation basis.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cluster Housing Properties, (a California Limited Partnership), and subsidiaries as of December 31, 1997, and the consolidated results of their operations and cash flows for each of the two years in the period then ended and for the period from January 1, 1998 to May 29, 1998, in conformity with generally accepted accounting principles; and as of December 31, 1998 and for the period from May 30, 1998 through December 31, 1998 in conformity with generally accepted accounting principles applied on the basis described in the preceding paragraph.



PricewaterhouseCoopers, LLP
Denver, Colorado
February 26, 1999

                           CLUSTER HOUSING PROPERTIES
                       (A California Limited Partnership)
                                AND SUBSIDIARIES



                                       ASSETS

                                                      1998              1997
                                                      ----              ----
Assets held for sale (Note 9)
  Land                                               $  -            $1,242,061

  Buildings and improvements                            -             6,063,055
  Equipment, furnishings and fixtures                   -               642,239

                                              ---------------   ---------------

                                                        -             7,947,355
  Less accumulated depreciation                         -            (2,152,207)

                                              ---------------   ---------------

                                                        -             5,795,148

Cash and cash equivalents                             273,377           421,580
Real estate tax escrows                                 -                24,037
Deposits and prepaid expenses                           -               133,285
Accounts receivable                                     -                 1,400
Deferred expenses, net of accumulated
  amortization of $213,035 and $205,147                 -                 7,888

                                              ---------------   ---------------

         Total assets                                $273,377        $6,383,338
                                              ===============   ===============


                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage notes payable                               $  -            $3,058,800
Accounts payable                                       13,037            83,637
Accrued expenses                                       17,228           131,588
Due to affiliates (Note 8)                              9,884            16,076
Rents received in advance                               -                 1,984
Tenant security deposits                                -                33,555

                                              ---------------   ---------------

         Total                                         40,149         3,325,640
liabilities


General Partners' deficit                              (2,221)         (127,847)
Limited Partners' equity                              235,449         3,185,545

                                              ---------------   ---------------

        Total liabilities and partners' equity       $273,377        $6,383,338
                                              ===============   ===============



                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                for the years ended December 31, 1998, 1997 and 1996



                                                         1998             1997            1996
                                                         ----             ----            ----
Revenue:
   Rental income                                        $414,717         $2,255,625      $2,615,350
   Interest income                                        42,579             79,666          56,391
   Gain from sale of properties                          452,214          2,281,583         -
                                                  ---------------    --------------- ---------------

Total Revenue                                            909,510          4,616,874       2,671,741

Expenses:
   Operations                                            181,377          1,203,449       1,237,828
   Interest expense                                      117,384            751,090         787,301
   Depreciation and amortization                           7,888            424,940         431,117
   General and administrative                            185,231            227,785         383,273

                                                  ---------------    --------------- ---------------

Total Expenses                                           491,880          2,607,264       2,839,519
                                                  ---------------    --------------- ---------------

Net income (loss)                                       $417,630         $2,009,610       ($167,778)
                                                  ===============    =============== ===============


Net income (loss) allocated to:
  General Partners                                      $125,626            $79,805         ($1,678)

  Basic and diluted per unit Net income (loss) allocated to
    Investor Limited Partner interest:
       32,421 units issued                                 $9.01             $59.52          ($5.12)










                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                (DEFICIT) for the years ended December 31, 1998,
                                  1997 and 1996



                                                                                          Investor          Total
                                                                          General         Limited           Partners'
                                                                          Partners        Partners          Equity

Balance at December 31, 1995                                             ($170,140)      $7,461,041        $7,290,901

Cash distributions                                                         (20,476)        (389,052)         (409,528)

Minority interest absorbed                                                 -                 (8,895)           (8,895)

Net loss                                                                    (1,678)        (166,100)         (167,778)
                                                                     --------------- ---------------   ---------------

Balance at December 31, 1996                                              (192,294)       6,896,994         6,704,700

Cash distributions                                                         (15,358)      (5,641,254)       (5,656,612)

Net income                                                                  79,805        1,929,805         2,009,610
                                                                     --------------- ---------------   ---------------


Balance at December 31, 1997                                              (127,847)       3,185,545         3,057,698

Cash distributions                                                          -            (3,242,100)       (3,242,100)

Net income                                                                 125,626          292,004           417,630
                                                                     --------------- ---------------   ---------------


Balance at December 31, 1998                                               ($2,221)        $235,449          $233,228
                                                                     =============== ===============   ===============






                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              for the years ended December 31, 1998, 1997 and 1996


Cash flows from operating                                                   1998            1997           1996
activities:                                                                 ----            ----           ----
  Interest received                                                        $42,579         $79,666        $80,257
  Cash received from rental income                                         379,178       2,231,306      2,607,383
  General and administrative                                              (204,332)       (243,185)      (370,245)
expenses
  Operations expense                                                      (315,824)     (1,235,265)    (1,179,822)
  Interest paid                                                           (129,014)       (772,006)      (787,816)
                                                                     --------------- ---------------  --------------

Net cash (used in) provided by operating                                  (227,413)         60,516        349,757
activities

Cash flows from investing activities:
  Proceeds from sale of properties                                       6,248,652      11,093,617          -
  Capital improvements                                                      (1,290)       (490,710)      (281,346)
  Proceeds from maturities of short-term                                         0               0
investments
  Deposit with escrow agent                                                131,413        (131,413)         -
  Cash received from short-term investments                                  -                 -        1,043,580
                                                                    ---------------   --------------  --------------

Net cash provided by investing activities                                6,378,775      10,471,494        762,234

Cash flows from financing activities:
  Distributions to partners                                             (3,242,100)     (5,656,612)      (389,052)
  Deposits                                                                   1,335           2,482         (2,125)
  Cash paid for loan refinancing                                             -             (21,025)          -
  Principal payments on mortgage notes payable                          (3,058,800)     (5,501,130)      (135,348)
                                                                    ---------------  ---------------  ---------------

Net cash used in financing                                              (6,299,565)    (11,176,285)        (526,525)
activities
                                                                    ---------------  ---------------  ---------------

Net (decrease)increase in cash and cash                                   (148,203)       (644,275)         585,466
equivalents

Cash and cash equivalents at beginning of  the                             421,580       1,065,855          480,389
period
                                                                    ---------------  ---------------  ---------------

Cash and cash equivalents at end of the period                            $273,377        $421,580       $1,065,855
                                                                    ===============  ===============  ===============

Non cash financing activities:
   Accrual of distributions to                                                  $0              $0          $20,476
partners


                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

 for the years ended December 31, 1998, 1997 and 1996


Reconciliation of net income (loss) to net cash (used in) provided by operating activities:



                                                                          1998            1997              1996
                                                                          ----            ----              ----
Net income (loss)                                                       $417,630      $2,009,610         ($167,778)

Adjustments to reconcile net income (loss) to net cash (used in)
  provided by operating activities:
  Depreciation and amortization                                            7,888         424,940           431,117
  Gain from sale of property                                            (452,214)     (2,281,583)              -
Change in assets and liabilities net of effects
of investing and financing activities:
    Decrease in real estate tax escrows                                   24,037          17,595             2,423
    Decrease prepaid expenses                                                537           1,946               -
    Decrease in accounts receivable                                        1,400           1,205            21,951
    (Decrease) increase in accounts payable and accrued expenses        (184,960)        (95,979)           84,185
    (Decrease) increase in due to affiliates                              (6,192)          7,101           (14,198)
    Decrease in rent received in advance                                  (1,984)         (2,554)           (5,957)
    Decrease in tenant security deposits                                 (33,555)        (21,765)           (1,986)
                                                                     ------------    ------------     -------------

Net cash (used in) provided by operating activities                    ($227,413)        $60,516          $349,757
activities
                                                                     ============    ============     =============

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

A total of 2,000 individual Limited Partners owning 32,421 units have contributed $16,210,500 of capital to the Partnership. At December 31, 1998, the total number of Limited Partners was 1,902. Except under certain limited circumstances, as defined in the Partnerhip Agreement, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

As of December 31, 1998, the Partnership has sold substantially all of the assets and is in its final liquidation. Once all Partnership obligations have been satisfied, the remaining Partnership funds, if any, are anticipated to be distributed to the Limited Partners. Such funds, if any, are expected to be modest in amount. It is anticipated that the Partnership will be liquidated during 1999.

2.  Significant Accounting Policies:

         A.  Basis of Presentation

         The consolidated financial statements include the accounts of the Partnership and its subsidiaries: Sin Vacas Joint Venture (Sin Vacas), Pinecliff (Pinecliff), formerly Autumn Ridge Joint Venture, and Villa Antigua Joint Venture (Villa Antigua). All intercompany accounts and transactions have been eliminated in consolidation. The Partnership follows the accrual basis of accounting. Refer to Note 5 regarding the termination of the Joint Ventures and the sale of Sin Vacas, Villa Antigua and Pinecliff.

         The Partnership follows the accrual basis of accounting.

         The Partnership considers itself to have been engaged in only one industry segment, real estate.

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

         C. Significant Risks and Uncertainties

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the
2.  Significant Accounting Policies, continued:

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

         D.  Depreciation

         Depreciation is provided for by the use of the straight-line method over estimated useful lives as follows:

                  Buildings and improvements                         39-40 years
                  Equipment, furnishings and fixtures                 5-15 years

         As  discussed  further  in  Note  9,  as  of  December  31,  1997,  the
         Partnership recorded its property as Assets Held for Sale on the consolidated balance sheets. Accordingly the Partnership stopped depreciating these assets effective January 1, 1998.

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

         H. Long-Lived Assets

         The Partnership utilizes the provisions of SFAS No. 121, Accounting for the Impairment of Long -Lived Assets and for Long-Lived Assets to be Disposed Of, to review for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As further discussed in Note 9, assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         I. Reclassification

         Certain items in the financial statements for the years ended December 31, 1996 and 1997 have been reclassified to conform to the 1998 presentation.



3. Assets Held for Sale:


The changes in total assets held for sale for the years ended         The change in accumulated depreciation for the years ended
December 31, 1998, 1997, and 1996 are as follows:                     December 31, 1998, 1997, and 1996 are as follows:


                                  1998        1997          1996                                     1998         1997        1996
                                 -----       -----         -----                                    -----        -----       -----
Balance, beginning of year   $7,947,355  $19,321,621  $19,040,329     Balance, beginning of year  $2,152,207  $4,810,314  $4,418,093

Additions during the period:
   Improvements                  $1,290     $490,710     $281,292     Depreciation for the period         $0    $394,834    $392,221

Deductions during the period:
   Sale of Pinecliff        ($7,948,645)        -           -         Disposition of Pinecliff   ($2,152,207)       -           -
   Sale of Sin Vacas              -       ($5,593,045)      -         Disposition of Sin Vacas         -      ($1,615,565)
   Sale of Villa Antigua          -       ($6,271,931)      -         Disposition of Villa             -      ($1,437,376)      -

                            ---------------------------------------

Balance at end of year               $0    $7,947,355  $19,321,621    Balance at end of year              $0   $2,152,207    810,314
                            =======================================                           ======================================


4.  Cash and Cash Equivalents:

Cash and cash equivalents at December 31, 1998 and 1997 consisted of the following:


                                                           1998          1997
                                                           ----          ----
                  Cash on Hand hand                     $ 273,377      $ 132,330
                  Money market accounts                                  289,250
                                                       -----------    ----------

                                                         $273,377       $421,580

5.  Joint Venture and Property Acquisitions:

The Partnership had invested in three properties located in Scottsdale and Tucson, Arizona and Colorado Springs, Colorado. The Partnership held a majority interest in these properties and controlled the operations of the joint ventures.

Sin Vacas

On October 25, 1985, the Partnership acquired a majority interest in the Sin Vacas Joint Venture, which owned and operated the Villas at Sin Vacas, a 72-unit residential property located in Tucson, Arizona. Since the Partnership owned a majority interest in the Sin Vacas Joint Venture, the accounts and operations of the Sin Vacas Joint Venture have been consolidated into the Partnership.

The co-venture partner was an affiliate of Evans Withycombe, Inc. ("EWI"), a Phoenix based residential development, construction and management firm. EWI is also the developer of the Sin Vacas property.

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





5.  Joint Venture and Property Acquisitions, continued:

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

Villa Antigua

On June 11, 1987, the Partnership acquired a majority interest in the Villa Antigua Joint Venture, which owned and operated Villa Antigua, an 88-unit residential property located in Scottsdale, Arizona. Since the Partnership owns a majority interest in the Villa Antigua Joint Venture, the accounts and operations of the Villa Antigua Joint Venture have been consolidated into the Partnership.

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

On November 25, 1997, Villa Sin Vacas was sold pursuant to the terms of a Sale Agreement and escrow Instructions (the "Agreement") dated May 6, 1997, as amended. Villas Sin Vacas was sold to Villas Sin Vacas Townhome Ventures Limited Partnership, an Arizona Limited Partnership unaffiliated with the Partnership, the assignee of Capital Management Systems, Inc., a Pennsylvania Corporation. The net selling price for Villas Sin Vacas was $4,952,091 subject to certain customary adjustments. The Partnership repaid first mortgage financing in the amount of $2,396,000 at closing utilizing a portion of proceeds from the sale. The Partnership recorded a gain on sale of approximately $975,000 during 1997.

On October 10, 1997, Villa Antigua was sold pursuant to the terms of a Sale Agreement and escrow Instructions (the "Agreement") dated May 6, 1997, as amended. Villa Antigua was sold to Villa Sin Antigua Condominium Ventures
Limited Partnership, an Arizona Limited Partnership unaffiliated with the Partnership, the assignee of Capital Management Systems, Inc., a Pennsylvania Corporation. The net selling price for Villa Antigua was $6,141,526 subject to certain customary adjustments. The Partnership repaid first mortgage financing in the amount of $3,010,362 at closing utilizing a portion of proceeds from the sale. The Partnership recorded a gain on sale of approximately $1,307,000 during 1997.

Pinecliff

On July 16, 1986, the Partnership acquired Pinecliff (formerly Autumn Ridge), a 96-unit residential property located in Colorado Springs, Colorado and simultaneously contributed the property to the Autumn Ridge Joint Venture comprised of the Partnership and an affiliate of the property developer. Since the Partnership owned a majority interest in the Autumn Ridge Joint Venture, the accounts and operations of the Autumn Ridge Joint Venture have been consolidated into the Partnership.

The co-venture partner was Highland Properties, Inc. ("Highland") a Colorado based residential development, construction and management firm. Highland developed the property known as L'Auberge Pinecliff.

The Partnership made initial cash payments in the form of capital contributions totaling $3,819,397 and funded $546,576 of property acquisition costs which were treated as a capital contribution to the Autumn Ridge Joint Venture. Since completion of construction, the Partnership has made additional contributions totaling $318,811. At December 31, 1998, the total capital contributions and acquisition costs incurred were $4,192,309 and $497,475, respectively.

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

On May 28, 1998, the Partnership sold Pinecliff, its final real estate asset. Pinecliff was sold to G&I Pinecliff LLC, a Delaware limited liability company unaffiliated with the Partnership. The net sales price for Pinecliff was $6,248,652, subject to certain customary adjustments, net of a credit to the purchaser of $360,000 for capital improvements. The Partnership repaid mortgage financing in the amount of $3,041,860 at closing utilizing a portion of proceeds from the sale. The Partnership recorded a gain on sale of $452,214 during 1998.

6.  Mortgage Notes Payable:

Pinecliff
The original maturity date for the note was July 15, 1997. On July 10, 1997, the lender extended the terms of the mortgage note for a period of one year. Under the modification agreement, the monthly principal and interest payment of $27,976 and the original interest rate of 9.125% remained unchanged. The terms of the agreement provide for a prepayment penalty of 0.5% of the outstanding loan amount in the event the note is paid prior to 60 days before it becomes due. As discussed in Note 5, the Partnership sold Pinecliff and the outstanding mortgage debt of $3,041,860 was paid. There was no prepayment penalty assessed since the debt was paid within 60 days of maturity.

The  property  owned  by the  Partnership  was  pledged  as  collateral  for the
nonrecourse   mortgage  notes  payable  outstanding  December  31,  1997,  which consisted of the following:

                                                                   1997

         Pinecliff                                               $3,058,800

Interest included in accrued expenses in the Consolidated Balance Sheets at December 31, 1997 consisted of the following:

                                                                   1997

         Pinecliff                                               $ 11,630


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

The net proceeds on the sale of Pinecliff of $3,145,390 were allocated as follows. The Limited Partners received 100% of the cash distribution from sale. The total gain on sale of Pinecliff of $452,214 was allocated as follows. The General Partner received a gain on sale allocation of $125,972 and the Limited Partners received a gain on sale allocation of $326,242. These distributions/allocations were in accordance with the terms of the Partnership Agreement.


8.  Related-Party Transactions:

L'Auberge Communities, Inc. is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and Boyle Management). Due to affiliates at December 31, 1998 and 1997 consisted of reimbursable costs payable to L'Auberge Communities, Inc., an affiliate of the General Partners, in the amounts of $9,884 and $16,076, respectively.

For the years ended December 31, 1998, 1997 and 1996, general and administrative expenses included $47,555, $64,209 and $82,881, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who perform services for the Partnership.

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

During the years ended December 31, 1996, EWI received property management fees of $32,475. These fees were 5% of rental revenue. In addition, for the years ended December 31, 1998, 1997 and 1996, $16,095, $87,724 and $64,954,
respectively, of property management fees were paid or accrued to Residential Services - L'Auberge, an affiliate of the General Partners. These fees were 4% of rental revenue.

Villa Antigua reimbursed $35,885 for its proportionate share of the 1996 real estate taxes to Villa Antigua Phase II, which is an affiliate of the General Partners. For the year ended December 31, 1997, real estate taxes were settled as part of the closing of the sale.

9.  Assets held for Sale

During the fourth quarter of 1997, the General Partners of the Partnership committed to a plan to dispose of Pinecliff in Colorado Springs, Colorado. On January 15, 1998, the Partnership entered into a Sale Agreement (the "Agreement") to sell Pinecliff to an unaffiliated third party. The selling price for Pinecliff was approximately $6,700,000. The Agreement was subject to completion of customary due diligence to the satisfaction of the purchaser, and the purchaser obtaining a financing commitment on commercially reasonable terms and conditions. The Partnership consummated this sale in May 1998. The sale was approved by the Limited Partners.

As it was the intent of the General Partners to pursue the sale of this property, the Partnership had recorded the assets at the lower of carrying value or net realizable value and included these amounts as Assets Held for Sale on the Consolidated Balance Sheets at December 31, 1997. In accordance with SFAS 121, the Partnership stopped depreciating these assets effective January 1, 1998. The proceeds from sale of Pinecliff were allocated to the Partners in accordance with the terms of the Partnership Agreement.

Under the provisions of the Partnership agreement, the dissolution of the Partnership requires a consent of a majority in interest of the limited partners. The consent of a majority in interest of the limited partners to the dissolution was obtained on May 29, 1998. As a result, the Partnership has changed its basis of accounting, for the period subsequent to May 29, 1998, from the going concern basis to the liquidation basis. Under the liquidation basis of accounting, net assets and equity are reported at their net realizable value, which may result in a net write-up or write-down. The adoption of the liquidation basis of accounting had no effect on the financial position or results of operations of the Partnership. As of December 31, 1998, the net assets available for distribution to the partners are approximately $233,230 or $7.19 per unit. In the event future obligations are different than expected as a result of factors unknown at this time, the net assets available for distribution may change. The Partnership will likely be liquidated in 1999.

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

(10)(g) First Amendment to Joint Venture Agreement of L'Auberge Pinecliff Joint Venture and Related Assignment of Joint Venture Interest (included as an exhibit to the Partnership's Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

(10)(h) Agreement regarding Villa Sin Vacas Joint Venture (included as an exhibit to the Partnership's Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

(10)(i) Agreement regarding Villa Antigua Joint Venture (included as an exhibit to the Partnership's Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

(10)(j) Purchase and Sale Agreement and Escrow Instructions between Cluster Housing Properties and DRA Advisors, Inc. related to the sale of Pinecliff dated January 15, 1998(included as an exhibit to the Partnership's Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).


(27)     Financial Data Schedule