Form 10-Q
period 1999-03-31
CLUSTER HOUSING PROPERTIES
filed 1999-05-13
CIK 726995

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
          [ X ] QUARTERLY Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

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

                                 ---------------


                                   ASSETS                                       March 31,
                                                                                   1999          December 31,
                                                                               (Unaudited)           1998
Assets

Cash and cash equivalents                                                           $246,962          $273,377
                                                                              ---------------   ---------------

         Total assets                                                               $246,962          $273,377
                                                                              ===============   ===============


                                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable                                                                     $13,037           $13,037
Accrued expenses                                                                       5,470            17,228
Due to affiliates (Note 6)                                                            10,829             9,884
                                                                              ---------------   ---------------


         Total liabilities                                                            29,336            40,149


General Partners' deficit                                                            (2,377)           (2,221)
Limited Partners' equity                                                             220,003           235,449
                                                                              ---------------   ---------------


        Total liabilities and partners' equity                                      $246,962          $273,377
                                                                              ===============   ===============








                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                         Three
                                                                                        Months
                                                                                         Ended
                                                                                       March 31,


                                                                              1999                  1998
                                                                              ----                  ----
Revenue:
   Rental income                                                       $       -                    $261,865
   Interest income                                                              2,753                 4,977
                                                                       ---------------       ---------------


Total Revenue                                                                   2,753               266,842

Expenses:
   Operations                                                                     -                 101,603
   Interest expense                                                               -                  69,671
   Depreciation and amortization                                                  -                   3,640
   General and administrative                                                  18,356                60,535

                                                                       ---------------       ---------------

Total Expenses                                                                 18,356               235,449
                                                                       ---------------       ---------------


Net income (loss)                                                           ($15,602)               $31,393
                                                                       ===============       ===============


Net income (loss) allocated to:
  General Partners                                                             ($156)                $1,570

  Basic and diluted per unit Net income  (loss)  allocated  to Investor  Limited
    Partner interest:
       32,421 units issued                                                    ($0.48)                 $0.92




                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)




                                                                          Investor           Total
                                                          General         Limited          Partners'
                                                         Partners         Partners           Equity

Balance at December 31, 1997                               ($127,847)      $3,185,545        $3,057,698

Cash distributions                                           -            (3,242,100)       (3,242,100)

Net income                                                    125,626         292,004           417,630
                                                      ---------------- ---------------   ---------------


Balance at December 31, 1998                                  (2,221)         235,449           233,228

Cash distributions                                           -               -                 -

Net loss                                                        (156)        (15,446)          (15,602)
                                                      ---------------- ---------------   ---------------


Balance at March 31, 1999                                    ($2,377)        $220,003          $217,626
                                                      ================ ===============   ===============











                                         CLUSTER HOUSING PROPERTIES
                                     (a California Limited Partnership)
                                              AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Three Months Ended
                                                                      March 31,
Cash flows from operating activities:                          1999            1998
                                                               ----            ----
  Interest received                                               $2,753          $4,977
  Cash received from rental income                                   -           262,776
  General and administrative expenses                           (29,169)        (48,188)
  Operations expense                                                 -         (192,572)
  Interest paid                                                      -          (69,671)
                                                          ---------------  --------------

Net cash provided by (used in) operating                        (26,415)        (42,678)
activities

Cash flows from investing activities:
  Capital improvements                                               -           (2,261)
  Deposit with escrow agent                                          -            33,367
                                                          ---------------  --------------

Net cash provided by investing activities                            -            31,107

Cash flows from financing activities:
  Principal payments on mortgage notes payable                       -          (14,260)
                                                          ---------------  --------------

Net cash used in financing activities                                -          (14,260)
                                                          ---------------  --------------


Net increase (decrease) in cash and cash                        (26,415)        (25,832)
equivalents

Cash and cash equivalents at beginning of  the                   273,377         421,580
period
                                                          ---------------  --------------

Cash and cash equivalents at end of the period                  $246,962        $395,748
                                                          ===============  ==============




                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




Reconciliation of net income (loss) to net cash (used in) provided by operating activities:

                                                                   Three Months Ended
                                                                         March 31,
                                                                   1999             1998
                                                                   ----             ----
Net income (loss)                                                  ($15,602)          $31,393

Adjustments to reconcile net income (loss) to net cash
(used in)
  provided by operating activities:
  Depreciation and amortization                                          -              3,640
Change in assets and liabilities net of effects
of investing and financing activities:
    Decrease in real estate tax escrows                                  -           (12,393)
    Decrease prepaid expenses                                            -               (48)
    Decrease  in accounts receivable                                     -              1,400
    Decrease in accounts payable and accrued expenses               (11,758)        (101,046)
    Increase in due to affiliates                                        945           33,465
    Decrease in rent received in advance                                 -            (1,984)
    Increase in tenant security deposits                                 -              2,895
                                                              ---------------  ---------------


Net cash (used in) provided by operating activities                ($26,415)        ($42,678)
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

A total of 2,000 individual Limited Partners owning 32,421 units have contributed $16,210,500 of capital to the Partnership. At March 31, 1999, the total number of Limited Partners was 1,901. Except under certain limited circumstances, as defined in the Partnership Agreement, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

As of March 31, 1999, the Partnership has sold substantially all of the assets and is in its final liquidation. Once all Partnership obligations have been satisfied, the remaining Partnership funds, if any, are anticipated to be distributed to the Limited Partners. Such funds, if any, are expected to be modest in amount. It is anticipated that the Partnership will be liquidated during 1999.

2.  Significant Accounting Policies:

         A.  Basis of Presentation

         The consolidated financial statements include the accounts of the Partnership and its subsidiaries: Sin Vacas Joint Venture (Sin Vacas), Pinecliff (Pinecliff), formerly Autumn Ridge Joint Venture, and Villa Antigua Joint Venture (Villa Antigua). All intercompany accounts and transactions have been eliminated in consolidation. The Partnership follows the accrual basis of accounting. Refer to Note 4 regarding the termination of the Joint Ventures and the sale of Sin Vacas, Villa Antigua and Pinecliff.

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

3. Cash and Cash Equivalents:

Cash and cash equivalents at March 31, 1999 and December 31, 1998 consisted of the following:

                                                           1999          1998
                                                           ----          ----
   Cash on hand                                        $ 246,962      $ 273,377

4.  Joint Venture and Property Acquisitions:

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

The co-venture partner was an affiliate of Evans Withycombe, Inc. ("EWI"), a Phoenix based residential development, construction and management firm. EWI s also the developer of the Sin Vacas property.

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

On May 28, 1998, the Partnership sold Pinecliff, its final real estate asset. Pinecliff was sold to G&I Pinecliff LLC, a Delaware limited liability company unaffiliated with the Partnership. The net sales price for Pinecliff was $6,248,652, subject to certain customary adjustments, including a credit to the purchaser of $360,000 for capital improvements. The Partnership repaid mortgage financing in the amount of $3,041,860 at closing utilizing a portion of proceeds from the sale. The Partnership recorded a gain on sale of $452,214 during 1998.

5.  Partners' Equity:

Under the terms of the Partnership Agreement profits are allocated 95% to the Limited Partners and 5% to the General Partners; losses are allocated 99% to the Limited Partners and 1% to the General Partners.

Cash distributions to the partners are governed by the Partnership Agreement and are made, to the extent available, 95% to the Limited Partners and 5% to the General Partners.

The allocation of the related profits, losses, and distributions would be different than described above in the case of certain events as defined in the Partnership Agreement, such as the sale of an interest in a joint venture partnership.

6.  Related-Party Transactions:

L'Auberge Communities, Inc. is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and
Boyle Management).   Due to affiliates at March 31, 1999 and 1998 consisted of
reimbursable costs payable to L'Auberge Communities, Inc., an affiliate of the General Partners, in the amounts of $10,829 and $9,884, respectively.

For the three months ended March 31, 1999 and 1998, general and administrative expenses included $ -0- and $19,289, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who perform services for the Partnership.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Liquidity and Capital Resources

At March 31, 1999, the Partnership had cash and cash equivalents of $246,962 compared with $273,377 at December 31, 1998. The aggregate net decrease of $26,415 resulted from the cash needed for operations including investor services, and legal and accounting fees.

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

Results of Operations

For the three months ended March 31, 1999 the Partnership's operating results were comprised of partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below.


                                                                Partnership
Total revenue                                                       $2,753

Expenses:
  General and administrative                                        18,356
  Operations                                                        -
  Depreciation and amortization                                     -
  Interest                                                          -
                                                               ------------
                                                                    18,356
                                                               ------------
Net income                                                        (15,602)
                                                               ============

For the three months ended March 31, 1998 the Partnership's operating results were comprised of its share of the income and expenses from Pinecliff, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below.

                                              L'Auberge        Investment     Consolidated
                                              Pinecliff        Partnership       Total
Total revenue                                    $263,261           $3,581         $266,842

Expenses:
  General and administrative                                        60,535           60,535
  Operations                                      101,538               65          101,603
  Depreciation and amortization                     3,640                             3,640
  Interest                                         69,671                            69,671
                                            --------------     ------------  ---------------
                                                  174,849           60,600          235,449
                                            --------------     ------------  ---------------
Net income                                         88,412         (57,019)          $31,393
                                            ==============     ============  ===============


Comparison of Operating Results for the Three Months Ended March 31, 1999 and 1998:

Partnership operations for the three months ended March 31, 1999 generated net loss of $15,602 compared with net income of $31,393 for the corresponding period in 1998. Due to the fact that all of the properties have been sold and the Partnership is in its final liquidation, there were no operating revenues or expenses for the three months ended March 31, 1999. Likewise, general and administrative expenses have decreased by $42,246 or 70% primarily due to a reduction in professional services from March 1998 in connection with the sale of the properties, as well as lower accounting and investor services for the first quarter of 1999.

                            PART II-OTHER INFORMATION


ITEM 1.  Legal Proceedings
         Response:  None

ITEM 2.  Changes in Securities
         Response:  None

ITEM 3.  Defaults Upon Senior Securities
         Response:  None

ITEM 4.  Submission of Matters to a Vote of Security Holders
         Response:  None

ITEM 5.  Other Information
         Response:  None

ITEM 6. Exhibit Exhibits and Reports on Form 8-K
         Response:  None



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


                               Date: May 12, 1999

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