Form 10-Q
period 1999-06-30
CLUSTER HOUSING PROPERTIES
filed 1999-08-12
CIK 726995

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
          [ X ] QUARTERLY Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

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

                                                 CONSOLIDATED BALANCE SHEETS



                                          ASSETS .......................................................     June 30,
                                                                                                               1999    December 31,
                                                                                                            (Unaudited)      1998
Assets

Cash and cash equivalents ..............................................................................   $ 226,734    $ 273,377
                                                                                                           ---------    ---------

         Total assets ..................................................................................   $ 226,734    $ 273,377
                                                                                                           =========    =========

                                          LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable .......................................................................................   $  13,037    $  13,037
Accrued expenses .......................................................................................       4,325       17,228
Due to affiliates (Note 6) .............................................................................      14,745        9,884
                                                                                                           ---------    ---------


         Total liabilities .............................................................................      32,107       40,149


General Partners' deficit ..............................................................................      (2,607)      (2,221)
Limited Partners' equity ...............................................................................     197,234      235,449
                                                                                                           ---------    ---------


        Total liabilities and partners' equity .........................................................   $ 226,734    $ 273,377
                                                                                                           =========    =========








                                                  CLUSTER HOUSING PROPERTIES
                                              (a California Limited Partnership)
                                                       AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Three Months                           Six Months
                                                                       Ended                                 Ended
                                                                     June 30,                              June 30,
                                                                 1999              1998             1999              1998
                                                                 ----              ----             ----              ----
Revenue:
   Rental income                                          $        -              $152,747     $       -            $414,612
   Interest income                                                 2,479            17,252            5,232            22,229
   Gain from sale of properties                                 -                 -                    -                  452,214
                                                          ---------------   ---------------  ---------------   ---------------

Total Revenue                                                      2,479           169,999            5,232           889,055

Expenses:
   Operations                                                        -              81,058              -             182,661
   Interest expense                                                  -              47,713              -             117,384
   Depreciation and amortization                                     -               4,248              -               7,888
   General and administrative                                     25,477            44,963           43,833           105,498

                                                          ---------------   ---------------  ---------------   ---------------
Total Expenses                                                    25,477           177,982           43,833           413,431
                                                          ---------------   ---------------  ---------------   ---------------

Net income (loss)                                              ($22,998)          ($7,983)        ($38,601)          $475,624
                                                          ===============   ===============  ===============   ===============

Net income (loss) allocated to:
  General Partners                                                ($230)             ($80)           ($386)            $7,618

  Basic and diluted per unit Net income (loss) allocated
to
    Investor Limited Partner interest:
       32,421 units issued                                       ($0.70)           ($0.24)          ($1.18)            $14.44




                                                 CLUSTER HOUSING PROPERTIES
                                             (a California Limited Partnership)
                                                      AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)




                                                                                                Investor           Total
                                                                               General          Limited          Partners'
                                                                               Partners         Partners           Equity

Balance at December 31, 1997                                                    ($127,847)       $3,185,545        $3,057,698

Cash distributions                                                                -             (3,242,100)       (3,242,100)

Net income                                                                         125,626          292,004           417,630
                                                                            ---------------  ---------------   ---------------

Balance at December 31, 1998                                                       (2,221)          235,449           233,228

Cash distributions                                                                -                -                 -

Net loss                                                                             (386)         (38,215)          (38,601)
                                                                            ---------------  ---------------   ---------------

Balance at June 30, 1999                                                          ($2,607)         $197,234          $194,627
                                                                            ===============  ===============   ===============





                                                  CLUSTER HOUSING PROPERTIES
                                              (a California Limited Partnership)
                                                       AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Six Months Ended
                                                                                         June 30,
Cash flows from operating activities:                                            1999             1998
                                                                                 ----             ----
  Interest received                                                                $5,232          $22,229
  Cash received from rental income                                                     -            379,073
  General and administrative expenses                                             (51,875)        (129,440)
  Operations expense                                                                   -          (321,707)
  Interest paid                                                                        -          (129,014)
                                                                            ---------------  ---------------

Net cash used in operating activities                                             (46,643)        (178,859)

Cash flows from investing activities:
  Proceeds from sale of properties                                                                6,608,653
  Capital improvements                                                                 -          (361,293)
  Deposit with escrow agent                                                            -             42,297
                                                                            ---------------  ---------------

Net cash provided by investing activities                                              -          6,289,657

Cash flows from financing activities:
  Deposits                                                                             -              1,335
  Principal payments on mortgage notes payable                                         -        (3,058,800)
                                                                            ---------------  ---------------

Net cash used in financing activities                                                  -        (3,057,465)
                                                                            ---------------  ---------------

Net increase (decrease) in cash and cash equivalents                              (46,643)        3,053,332

Cash and cash equivalents at beginning of  the period                              273,377          421,580
                                                                            ---------------  ---------------

Cash and cash equivalents at end of the period                                    $226,734       $3,474,912
                                                                            ===============  ===============

                                                  CLUSTER HOUSING PROPERTIES
                                              (a California Limited Partnership)
                                                       AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS




Reconciliation of net income (loss) to net cash (used in) provided by operating activities:

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                                 1999             1998
                                                                                 ----             ----
Net income (loss)                                                                ($38,601)        $475,624

Adjustments to reconcile net income (loss) to net cash
used in
  operating activities:
  Depreciation and amortization                                                        -             7,888
  Gain from sale of property                                                           -          (452,214)
Change in assets  and  liabilities  net of effects of  investing  and  financing activities:
    Decrease in real estate tax escrows                                                -             24,037
    Decrease prepaid expenses                                                          -                537
    Decrease  in accounts receivable                                                   -            (3,201)
    Decrease in accounts payable and accrued expenses                             (12,903)        (187,075)
    (Decrease) increase in due to affiliates                                         4,861          (8,916)
    Decrease in rent received in advance                                               -            (1,984)
    Increase in tenant security deposits                                               -           (33,555)
                                                                            ---------------  ---------------

Net cash used in operating activities                                            ($46,643)       ($178,859)
                                                                            ===============  ===============

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

A total of 2,000 individual Limited Partners owning 32,421 units have contributed $16,210,500 of capital to the Partnership. At June 30, 1999, the total number of Limited Partners was 1,901. Except under certain limited circumstances, as defined in the Partnership Agreement, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

As of June 30, 1999, the Partnership has sold substantially all of the assets and is in its final liquidation. Once all Partnership obligations have been satisfied, the remaining Partnership funds, if any, are anticipated to be distributed to the Limited Partners. Such funds, if any, are expected to be modest in amount. It is anticipated that the Partnership will be liquidated during 1999.

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


3. Cash and Cash Equivalents:

Cash and cash equivalents at June 30, 1999 and December 31, 1998 consisted of the following:


                                                           1999          1998
                                                           ----          ----
                  Cash on hand                         $ 226,734      $ 273,377

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

4.       Joint Venture and Property Acquisitions, continued:

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


4.       Joint Venture and Property Acquisitions, continued:


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

4.       Joint Venture and Property Acquisitions, continued:

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

6.  Related-Party Transactions:

L'Auberge Communities, Inc. is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and
Boyle Management).   Due to affiliates at June 30, 1999 and 1998 consisted of
reimbursable costs payable to L'Auberge Communities, Inc., an affiliate of the General Partners, in the amounts of $14,745 and $9,884, respectively.

For the six months ended June 30, 1999 and 1998, general and administrative expenses included $ 13,778 and $32,386, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who perform services for the Partnership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Liquidity and Capital Resources

At June 30, 1999, the Partnership had cash and cash equivalents of $226,734 compared with $273,377 at December 31, 1998. The aggregate net decrease of $46,643 resulted from the cash needed for operations including investor services, and legal and accounting fees.

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

Results of Operations

For the three months ended June 30, 1999 the Partnership's operating results were comprised of partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below.

                                   Partnership
Total revenue                                                       $2,479

Expenses:
  General and administrative                                        25,477
  Operations                                                        -
  Depreciation and amortization                                     -
  Interest                                                          -
                                                               ------------
                                                                    25,477
                                                               ------------
Net income                                                        (22,998)
                                                               ============

For the three months ended June 30, 1998, the Partnership's operating results were comprised of its share of the income and expenses from Pinecliff , as well as partnership level interest income earned on short term investments, reduced by administrative expenses.
A summary of these operating results appears below.

                                                L'Auberge       Investment        Consolidated
                                                Pinecliff       Partnership           Total
Total revenue                                      $154,740            $15,259         $169,999

Expenses:
  General and administrative                           -                44,963           44,963
  Operations                                         79,839              1,219           81,058
  Depreciation and amortization                       4,248              -                4,248
  Interest                                           47,713              -               47,713
                                              --------------    ---------------   --------------
                                                    131,800             46,182          177,982
                                                ------------    ---------------   --------------
Net income (loss) from operations                   $22,940          ($30,923)         ($7,983)
                                                ------------    ---------------   --------------
Gain from sale of property                          452,214                             452,214
                                               -------------     ---------------  --------------

Net income                                         $475,154           ($30,923)        $444,231
                                               =============     ===============  ==============


For the six months ended June 30, 1999 the Partnership's operating results were comprised of partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below.

                                                                Partnership
Total revenue                                                       $5,232

Expenses:
  General and administrative                                        43,833
  Operations                                                        -
  Depreciation and amortization                                     -
  Interest                                                          -
                                                               ------------
                                                                    43,833
                                                               ------------
Net income                                                        (38,601)
                                                               ============

For the six months ended June 30, 1998 the Partnership's operating results were comprised of its share of the income and expenses from Pinecliff, as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below.

                                           L'Auberge        Investment        Consolidated
                                           Pinecliff        Partnership          Total
Total revenue                                 $418,001             $18,840         $436,841

Expenses:
  General and administrative                      -                105,498          105,498
  Operations                                   181,377               1,284          182,661
  Depreciation and amortization                  7,888               -                7,888
  Interest                                     117,384               -              117,384
                                          -------------     ---------------  ---------------
                                               306,649             106,782          413,431
                                          -------------     ---------------  ---------------
 Net loss from operations                       111,352            (87,942)           23,410
                                          -------------     ---------------  ---------------

Gain from sale of property                     452,214                              452,214
                                          -------------     ---------------  ---------------

Net income                                    $563,566           ($87,942)         $475,624
                                          =============     ===============  ===============


Comparison of Operating Results for the Six Months Ended June 30, 1999 and 1998:

Partnership operations for the six months ended June 30, 1999 generated net loss of $38,601 compared with net income of $475,624 for the corresponding period in 1998. Due to the fact that all of the properties have been sold and the Partnership is in its final liquidation, there were no operating revenues or expenses for the six months ended June 30, 1999. Likewise, general and administrative expenses have decreased by $61,665 or 58% primarily due to a reduction in professional services from June 1998 in connection with the sale of the properties, as well as lower accounting and investor services for 1999.

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



                 CLUSTER HOUSING PROPERTIES

                       By:  GP L'Auberge Communities, L.P., a California
                             Limited Partnership, General Partner

              By: L'Auberge Communities, Inc., its General Partner


                   By: __/s/ Stephen B. Boyle_________________________________
                           Stephen B. Boyle, President


                                    Date: August 12, 1999

                                            EXHIBIT INDEX
Exhibit
  No.                                                                      Page
(4)(a)(1) Amended and Restated Certificate and Agreement of Limited Partnership (included in Partnership's Registration Statement No. 2-86262, declared effective on March 22, 1984 (the "Registration Statement") and incorporated herein by reference).

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