Form 10-Q
period 1999-09-30
CLUSTER HOUSING PROPERTIES
filed 1999-11-10
CIK 726995

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
          [ X ] QUARTERLY Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999

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
                                ---------------


                                           ASSETS                     September 30,
                                                                           1999          December 31,
                                                                       (Unaudited)           1998
Assets

Cash and cash equivalents                                                $203,485          $273,377
                                                                      ---------------   ---------------

         Total assets                                                    $203,485          $273,377
                                                                      ===============   ===============

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable                                                          $13,037           $13,037
Accrued expenses                                                            6,291            17,228
Due to affiliates (Note 6)                                                  4,493             9,884
                                                                      ---------------   ---------------

 Total liabilities                                                         23,821            40,149

General Partners'deficit                                                   (2,757)           (2,221)
Limited Partners'equity                                                   182,421           235,449
                                                                      ---------------   ---------------

    Total liabilities and partners' equity                               $203,485          $273,377
                                                                      ===============   ===============







                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 Three Months Ended                   Nine Months Ended
                                                                    September 30,                      September 30,
                                                                 1999              1998             1999              1998
                                                                 ----              ----             ----              ----
Revenue:
   Rental income                                          $                                  $                       $414,662
   Interest income                                                 2,437            17,328            7,669            39,507
   Gain from sale of properties                                 -                 -                -                  452,214
                                                          ---------------   ---------------  ---------------   ---------------

Total Revenue                                                      2,437            17,328            7,669           906,383

Expenses:
   Operations                                                        -                                  -             182,661
   Interest expense                                                  -                                  -             117,384
   Depreciation and amortization                                     -                                  -               7,888
   General and administrative                                     17,400            47,710           61,233           153,208

                                                         ---------------   ---------------  ---------------   ---------------
Total Expenses                                                    17,400            47,710           61,233           461,141
                                                          ---------------   ---------------  ---------------   ---------------

Net income (loss)                                              ($14,963)         ($30,382)        ($53,564)          $445,242
                                                          ===============   ===============  ===============   ===============

Net income (loss) allocated to:
  General Partners                                                ($150)            ($304)           ($536)          $126,037

  Basic and diluted per unit Net income (loss) allocated
   to Investor Limited Partner interest:
       32,421 units issued                                        ($0.46)           ($0.93)          ($1.64)             $9.85



                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)




                                                                                                Investor           Total
                                                                               General          Limited          Partners'
                                                                               Partners         Partners           Equity

Balance at December 31, 1997                                                    ($127,847)       $3,185,545        $3,057,698

Cash distributions                                                                -             (3,242,100)       (3,242,100)

Net income                                                                         125,626          292,004           417,630
                                                                            ---------------  ---------------   ---------------

Balance at December 31, 1998                                                       (2,221)          235,449           233,228

Cash distributions                                                                -                -                 -

Net loss                                                                             (536)         (53,028)          (53,564)
                                                                            ---------------  ---------------   ---------------

Balance at September 30, 1999                                                     ($2,757)         $182,421          $179,664
                                                                            ===============  ===============   ===============












                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Nine Months Ended
                                                                                     September 30,
Cash flows from operating activities:                                            1999             1998
                                                                                 ----             ----
  Interest received                                                                 $7,669          $39,507
  Cash received from rental income                                                     -            379,123
  General and administrative expenses                                              (77,561)        (158,136)
  Operations expense                                                                   -           (317,106)
  Interest paid                                                                        -           (129,014)
                                                                            ---------------  ---------------

Net cash used in operating                                                        (69,892)         (185,626)
activities

Cash flows from investing activities:
  Proceeds from sale of properties                                                                 6,608,653
  Capital improvements                                                                 -            (361,293)
  Deposit with escrow agent                                                            -             131,413
                                                                            ---------------  ---------------
Net cash provided by investing activities                                              -           6,378,773

Cash flows from financing activities:
  Deposits                                                                             -              1,335
  Principal payments on mortgage notes payable                                         -         (3,058,800)
                                                                            ---------------  ---------------
Net cash used in financing activities                                                  -         (6,299,565)
                                                                            ---------------  ---------------

Net increase (decrease) in cash and cash equivalents                              (69,892)        (106,419)

Cash and cash equivalents at beginning of  the period                              273,377          421,580
                                                                            ---------------  ---------------

Cash and cash equivalents at end of the period                                    $203,485         $315,161
                                                                            ===============  ===============






                           CLUSTER HOUSING PROPERTIES
                       (a California Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




Reconciliation of net income (loss) to net cash used in operating activities:

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                                 1999             1998
                                                                                 ----             ----
Net income (loss)                                                                ($53,564)         $445,242

Adjustments to reconcile net income (loss) to net cash
used in operating activities:
  Depreciation and amortization                                                        -              7,888
  Gain from sale of property                                                           -           (452,214)
Change in assets and liabilities net of effects
of investing and financing activities
    Decrease in real estate tax escrows                                                -             24,037
    Decrease prepaid expenses                                                          -                537
    Decrease  in accounts receivable                                                   -              1,400
    Decrease in accounts payable and accrued expenses                             (10,937)         (181,285)
    (Decrease) increase in due to affiliates                                       (5,391)            4,308
    Decrease in rent received in advance                                               -             (1,984)
    Increase in tenant security deposits                                               -            (33,555)
                                                                            ---------------  ---------------

Net cash used in operating activities                                             ($69,892)       ($185,626)

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

A total of 2,000 individual Limited Partners owning 32,421 units have contributed $16,210,500 of capital to the Partnership. At September 30, 1999, the total number of Limited Partners was 1,901. Except under certain limited circumstances, as defined in the Partnership Agreement, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

As of September 30, 1999, the Partnership has sold substantially all of the assets and is in its final liquidation. Once all Partnership obligations have been satisfied, the remaining Partnership funds, if any, are anticipated to be distributed to the Limited Partners. Such funds, if any, are expected to be modest in amount. It is anticipated that the Partnership will be liquidated during 1999.

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

         E.  Deferred Expenses

         Costs of obtaining or extending mortgages on the properties were amortized over the mortgage term using the straight-line method, which approximates the effective interest method.

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

3. Cash and Cash Equivalents:

Cash and cash equivalents at September 30, 1999 and December 31, 1998 consisted of the following:


                                                           1999          1998
                                                           ----          ----
                  Cash on hand                         $ 203,485      $ 273,377

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

The co-venture partner was an affiliate of Evans Withycombe, Inc. ("EWI"), a Phoenix based residential development, construction and management firm. EWI was also the developer of the Sin Vacas property.

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

6.  Related-Party Transactions:

L'Auberge Communities, Inc. is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and
Boyle Management).   Due to affiliates at September 30, 1999 and
1998 consisted of reimbursable costs payable to L'Auberge Communities, Inc., an affiliate of the General Partners, in the amounts of $4,493 and $9,884, respectively.

For the nine months ended September 30, 1999 and 1998, general and administrative expenses included $ 20,376 and $47,620, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who perform services for the Partnership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Liquidity and Capital Resources

At September 30, 1999, the Partnership had cash and cash equivalents of $203,485 compared with $273,377 at December 31, 1998. The aggregate net decrease of $69,892 resulted from the cash needed for operations including investor services, and legal and accounting fees.

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

Results of Operations

For the three months ended September 30, 1999 the Partnership's operating results were comprised of partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below.

                                                               Partnership
Total revenue                                                       $2,437

Expenses:
  General and administrative                                        17,400
  Operations                                                        -
  Depreciation and amortization                                     -
  Interest                                                          -
                                                               ------------
                                                                    17,400
                                                               ------------
Net loss                                                         ($14,963)
                                                               ============





For the three months ended September 30, 1998, the Partnership's operating results were comprised of its share of the income and expenses from Pinecliff , as well as partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below.


                                                             Partnership
Total revenue                                                  $17,328

Expenses:
  General and administrative                                    47,710
  Operations                                                     -
  Depreciation and amortization                                  -
  Interest                                                       -
                                                        ---------------
                                                                47,710
                                                        ---------------
Net loss                                                     ($30,382)
                                                        ===============


For the nine months ended September 30, 1999 the Partnership's operating results were comprised of partnership level interest income earned on short term investments, reduced by administrative expenses. A summary of these operating results appears below.

                                                               Partnership
Total revenue                                                       $7,669

Expenses:
  General and administrative                                        61,233
  Operations                                                        -
  Depreciation and amortization                                     -
  Interest                                                          -
                                                               ------------
                                                                    61,233
                                                               ------------
Net loss                                                         ($53,564)
                                                               ============





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
                                          =============     ===============  ===============


Comparison of Operating Results for the Nine Months Ended September 30, 1999 and 1998:

Partnership operations for the nine months ended September 30, 1999 generated net loss of $53,564 compared with net income of $445,242 for the corresponding period in 1998. Due to the fact that all of the properties have been sold and the Partnership is in its final liquidation, there were no operating revenues or expenses for the nine months ended September 30, 1999. Likewise, general and administrative expenses have decreased by $91,975 or 58% primarily due to a reduction in professional services from September 1998 in connection with the sale of the properties, as well as lower accounting and investor services for 1999.

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


                             Date: November 10, 1999